Form 10-Q
period 2010-06-30
Trius Therapeutics Inc
filed 2010-08-19
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-34828

TRIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	2834	20-1320630
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

6310 Nancy Ridge Drive, Suite 101

San Diego, California 92121

(858) 452-0370

(Address, including zip code and telephone number, including area code, of registrant’s principal executive offices)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 13, 2010 was 23,554,766.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 10,391	$ 18,259
Accounts receivable	1,840	689
Prepaid expenses and other current assets	343	468

Total current assets	12,574	19,416
Property and equipment, net	551	494
Deferred IPO financing costs	2,280	1,378
Other assets	225	90

Total assets	$ 15,630	$ 21,378

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$ 829	$ 608
Accrued liabilities and other	804	887
Current portion of capital lease obligation	6	69
Convertible notes payable	20,159	—

Total current liabilities	21,798	1,564
Deferred revenue	238	166
Preferred stock warrant liability	185	661
Convertible notes payable	—	19,402
Convertible preferred stock, $0.0001 par value: 1,676,453 shares authorized at June 30, 2010 and December 31, 2009; 1,454,545 shares issued and outstanding at June 30, 2010 and December 31, 2009; and liquidation preference of $800 at June 30, 2010 and December 31, 2009	729	729
Redeemable convertible preferred stock, $0.0001 par value: 101,168,185 shares authorized at June 30, 2010 and December 31, 2009; 66,863,641 shares issued and outstanding at June 30, 2010 and December 31, 2009; and liquidation preference of $50,500 at June 30, 2010 and December 31, 2009	50,368	50,353
Stockholders’ deficit:
Common stock, $0.0001 par value: 123,000,000 shares authorized at June 30, 2010 and December 31, 2009; 967,580 and 968,230 shares issued and outstanding at June 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	2,203	1,763
Accumulated deficit	(59,892)	(53,261)

Total stockholders’ deficit	(57,688)	(51,497)

Total liabilities, convertible preferred stock and stockholders’ deficit	$ 15,630	$ 21,378

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Contract research	$ 2,084	$ 1,203	$ 3,570	$ 2,288
Collaborations	—	6	—	6

Total revenues	2,084	1,209	3,570	2,294
Operating expenses:
Research and development	3,484	5,636	7,636	12,307
General and administrative	1,021	857	2,231	1,853

Total operating expenses	4,505	6,493	9,867	14,160

Loss from operations	(2,421)	(5,284)	(6,297)	(11,866)
Other income (expense):
Interest income	—	13	—	31
Interest expense	(391)	(8)	(794)	(17)
Other income (expense)	471	(16)	475	(13)

Total other income (expense)	80	(11)	(319)	1

Net loss	(2,341)	(5,295)	(6,616)	(11,865)
Accretion of deferred financing costs on redeemable convertible preferred stock	(7)	(7)	(15)	(14)

Net loss attributable to common stockholders	$ (2,348)	$ (5,302)	$ (6,631)	$(11,879)

Net loss per share, basic and diluted	$ (2.69)	$ (7.49)	$ (7.74)	$ (17.27)

Weighted-average shares outstanding, basic and diluted	872	708	857	688

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$ (6,616)	$(11,865)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	219	391
Stock-based compensation	395	613
(Gain) loss on remeasurement of preferred stock warrant	(476)	(5)
Amortization of debt issuance costs and investment premium (discount)	1	186
Loss on disposal of equipment	—	16
Interest accrual on convertible notes payable	757	—
Deferred revenue	72	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	(545)
Prepaid expenses and other current assets	125	85
Accounts payable	176	1,672
Accrued liabilities and other	(160)	(489)
Other assets	(136)	(17)

Net cash used in operating activities	(6,794)	(9,963)
Investing activities
Purchases of short-term investments	—	(3,559)
Maturities of short-term investments	—	6,000
Purchases of property and equipment	(276)	(130)

Net cash provided by (used in) investing activities	(276)	2,311
Financing activities
Payments on debt financing	(63)	(94)
Proceeds from issuance of common stock and exercise of stock options	—	3
Deferred IPO financing costs	(735)	—

Net cash used in financing activities	(798)	(91)

Net decrease in cash and cash equivalents	(7,868)	(7,743)
Cash and cash equivalents at beginning of period	18,259	14,511

Cash and cash equivalents at end of period	$ 10,391	$ 6,768

Supplemental cash flow information
Cash paid for interest	$ 2	$ 12

See accompanying notes.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Trius Therapeutics, Inc. (the “Company”) was originally incorporated in California in June 2004 as RexC Pharmaceuticals, Inc. and changed its name to Rx3 Pharmaceuticals, Inc. in September 2004. In February 2007, the Company changed its name to Trius Therapeutics, Inc. and reincorporated in Delaware in December 2007. The Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious, life-threatening infections.

Common Stock Split

On February 9, 2010, the Company’s board of directors approved a 1 for 8.6 reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on February 24, 2010. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Accounts Receivable

Accounts receivable at June 30, 2010 represent amounts due from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health (“NIH”), and with the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense. Accounts receivable at December 31, 2009 represent amounts due from NIH.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through June 30, 2010.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Public Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the Company’s initial public offering (“IPO”) activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. The Company’s IPO closed on August 6, 2010, at which time approximately $2.3 million of offering costs that were deferred at June 30, 2010 were recorded as a reduction of the proceeds received.

Preferred Stock Warrant Liability

Warrants to purchase the Company’s convertible preferred stock are classified as liabilities and are recorded at estimated fair value. At each reporting period, any change in fair value of the freestanding warrants is recorded as other income (expense).

Reclassification

Balances of “accounts payable and accrued liabilities” and “accrued payroll and related expenses” at December 31, 2009 were reclassified to be consistent with financial statement presentation at June 30, 2010.

Unaudited Interim Financial Data

The accompanying balance sheet as of June 30, 2010, statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009 contained in the final prospectus filed by the Company with the SEC on August 3, 2010 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-162945) for the Company’s IPO. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The December 31, 2009 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2010 and 2009 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Revenue Recognition

The Company’s revenues generally consist of federal contract revenues. The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that include multiple deliverables, the Company identifies separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. The Company recognizes revenue on development and collaboration agreements, including upfront payments, when they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis. Amounts received in advance of services performed are recorded as deferred revenue until earned.

In April 2010, the Company entered into a four and one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. This is a cost-plus-fixed-fee contract with total payments of up to $29.5 million. The Company recognizes revenue under this contract as the services are performed. DTRA can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and DTRA must pay the Company a final settlement based on eligible expenses incurred under the contract. Amounts received in advance of services performed are recorded as deferred revenue until earned.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses

Research and development expenses include related salaries, benefits, license fees paid to third parties for use of their intellectual property, stock-based compensation, costs to third-party contractors to perform research, conduct clinical trials and develop drug materials, research supplies, associated overhead expenses and facilities costs. Research and development costs are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company accounts for stock compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s only component of other comprehensive income (loss) is unrealized gains (losses) on available-for-sale securities that were liquidated during 2009. There were no investments held at June 30, 2010 or December 31, 2009.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets, therefore a valuation allowance has been established for the full amount of the deferred tax assets at June 30, 2010 and December 31, 2009.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$ (2,348)	$ (5,302)	$ (6,631)	$(11,879)
Denominator
Weighted-average common shares outstanding	967	952	967	951
Less: Weighted-average shares subject to repurchase	(95)	(244)	(110)	(263)

Denominator for basic and diluted net loss per share	872	708	857	688

Basic and diluted net loss per share	$ (2.69)	$ (7.49)	$ (7.74)	$ (17.27)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	June 30,
	2010	2009
Preferred stock	7,943,959	7,943,959
Preferred stock warrants	66,075	66,075
Common stock subject to repurchase	78,388	121,655
Common stock options	970,798	933,788

	9,059,220	9,065,477

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term warrant liabilities related to warrants to purchase preferred stock and convertible notes payable. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company measures available-for-sale securities at fair value on a recurring basis. The fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of long-term preferred stock warrant liabilities is determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2010.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(In thousands)
Fair value at December 31, 2009	$ 661
Changes in fair value	(476)

Fair value at June 30, 2010	$ 185

Note 3. Preferred Stock Warrants

During 2004, 2005 and 2006, in conjunction with its financing arrangements, the Company issued warrants to purchase 140,909, 40,909 and 40,090, respectively, of shares of Series A-1 convertible preferred stock at $0.55 per share and in 2007, issued warrants to purchase an aggregate of 346,363 shares of Series A-2 redeemable convertible preferred stock at $0.55 per share. The preferred stock warrants expire between 6 and 10 years from the date of issuance. The fair values of the preferred stock warrants on the dates issued ranged from $0.35 to $0.44 per share and were computed using the Black-Scholes valuation model.

The preferred stock warrants are accounted for as liabilities based on fair value and increases or decreases in the fair value of such warrants are recorded as other income (expense) in the statement of operations.

The following is a table summarizing the preferred stock warrants outstanding (in thousands, except share and per share data):

	June 30, 2010			December 31, 2009
	Warrants Outstanding	Fair Value	Weighted- Average Exercise Price	Warrants Outstanding	Fair Value	Weighted- Average Exercise Price
Series A-1 & A-2 Warrants	568,271	$ 185	$ 0.55	568,271	$ 661	$ 0.55

Such fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions at June 30, 2010:

Expected volatility	70%
Expected term (in years)	1.5-7.0
Risk-free interest rate	0.32%-2.42%
Expected dividend yield	0%

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The (decrease) increase in the fair value of the preferred stock warrants totaled $(470,000) and $ 6,000 for the three months ended June 30, 2010 and 2009, respectively, and $(476,000) and $(5,000) for the six months ended June 30, 2010 and 2009, respectively. The decrease in the fair values in the three months and six months ended June 30, 2010 is due to the decrease in the fair value of the common stock to $5.00 based upon the closing of the Company’s IPO in August 2010. Given this information, the Company recorded this decrease as of June 30, 2010. All outstanding preferred stock warrants are exercisable as of June 30, 2010 and December 31, 2009. Upon the closing of the Company’s IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock.

Note 4. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes (the “2009 Notes”) in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes (including interest thereon) were automatically converted into 4,643,227 shares of common stock upon the closing of the Company’s IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recorded $ 374,000 and $757,000 of interest expense related to the 2009 Notes for the three months and six months ended June 30, 2010, respectively. There was no interest expense incurred related to the 2009 Notes for the three months and six months ended June 30, 2009.

The conversion options embedded in the 2009 Notes were evaluated to determine whether they met the definition of a derivative instrument. The conversion options only provided for gross physical settlement in shares that were currently not readily convertible into cash. Due to the conversion options lacking net settlement features, the conversion options were not considered derivatives. As such, the Company did not bifurcate the conversion options and account for them separately at fair value.

The fair value of the 2009 Notes approximated the carrying value as of June 30, 2010 and December 31, 2009 due to the recent issuance of the 2009 Notes.

Note 5. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to the closing of the IPO, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue shares of Series A-1 convertible preferred stock and Series A-2 and B redeemable convertible preferred stock, which hereafter are collectively referred to as convertible preferred stock.

A summary of convertible preferred stock is as follows (in thousands, except share and per share data):

	Issued Price per Share	June 30, 2010
		Shares Authorized and Designated	Issued and Outstanding Shares	Aggregate Liquidation Preference	Carrying Value at June 30, 2010	Carrying Value at December 31, 2009
Series A-1	$ 0.55	1,676,453	1,454,545	$ 800	$ 729	$ 729
Series A-2	0.55	37,168,185	36,363,641	20,000	19,938	19,930
Series B	1.00	31,000,000	30,500,000	30,500	30,430	30,423

Total		69,844,638	68,318,186	$ 51,300	$ 51,097	$ 51,082

In March 2006 through June 2006, the Company issued 1,454,545 shares of Series A-1 convertible preferred stock at $0.55 per share for cash proceeds of $729,000, net of offering costs.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In February and November 2007, the Company issued 36,363,641 shares of Series A-2 redeemable convertible preferred stock at $0.55 per share for cash proceeds of $19.9 million, net of offering costs.

In March 2008, the Company issued 30,500,000 shares of Series B redeemable convertible preferred stock at $1.00 per share for net cash proceeds of $30.4 million, net of offering costs.

All preferred stock was convertible into common stock based on the relationship of the original issue price and the then effective conversion price for each series of stock, subject to adjustments for anti-dilution. Upon the closing of the Company’s IPO on August 6, 2010, all preferred shares automatically converted into 7,943,959 shares of common stock at a ratio of one share of common stock for every 8.6 shares of preferred stock.

Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance of the following:

	June 30, 2010	December 31, 2009
Convertible preferred stock	7,943,959	7,943,959
Warrants for preferred stock	66,075	66,075
Common stock options outstanding	970,798	974,175
Common stock options available for future grant	47,071	43,045

Total common shares reserved for issuance	9,027,903	9,027,254

Note 6. Stock-based Compensation

During 2006, the Company adopted an equity compensation plan, the 2006 Equity Incentive Plan (the “2006 Plan”), for eligible employees, officers, directors, advisors and consultants. The 2006 Plan provided for the grant of up to 1,588,495 incentive and nonstatutory stock options. The terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the 2006 Plan. Options granted by the Company under the 2006 Plan generally vest over four years and are exercisable after they have been granted and up to ten years from the date of grant. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. If an optionholder exercises an option prior to the vesting of such option, the Company has the right, in the event of termination of employment, to repurchase unvested shares issued under the 2006 Plan at the original issue price.

The Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s balance sheets. As of June 30, 2010 and December 31, 2009, there were 78,388 and 136,577 unvested shares of the Company’s common stock outstanding, respectively, and $40,000 and $85,000 of related recorded liability, respectively.

The following table summarizes stock option activity under the 2006 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	974,175	$ 1.36	8.36
Exercised	(1,143)	.75
Canceled	(2,234)	1.17

Options outstanding at June 30, 2010	970,798	$ 1.36	7.85	$ 3,615

Options vested or expected to vest at June 30, 2010	969,692	$ 1.36	7.84	$ 3,612

Options exercisable at June 30, 2010	620,595	$ 1.06	7.59	$ 2,455

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At June 30, 2010 and December 31, 2009, there was approximately $1.3 million and $1.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.01 and 2.18 years, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. There were no stock options granted to employees during the three or six months ended June 30, 2010.

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. There were no stock options granted to non-employees during the three and six months ended June 30, 2010.

In connection with the non-employee options, the Company recognized expense of $7,000 and $ 24,000 during the three months ended June 30, 2010 and 2009, respectively, and $29,000 and $49,000 during the six months ended June 30, 2010 and 2009, respectively.

Stock-Based Compensation Summary. Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$ 79	$ 88	$ 162	$ 269
General and administrative	109	94	233	344

Total	$ 188	$ 182	$ 395	$ 613

Since the Company had a net operating loss carryforward as of June 30, 2010, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the three or six months ended June 30, 2010 and 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

In connection with the Company’s IPO, the 2010 Equity Incentive Plan (the “2010 Plan”), the 2010 Non-Employee Directors’ Stock Option Plan (the “2010 Directors’ Plan”) and the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) became effective immediately upon the signing of the underwriting agreement for the IPO.

2010 Plan. The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2010 Plan is 2,400,000 shares, plus the shares that remained available for future issuance under the 2006 Plan as of the effective date of the 2010 Plan. In addition, the number of shares of common stock reserved for issuance will automatically increase (i) on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 800,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options granted under the 2006 Plan that were outstanding as of the effective date of the 2010 Plan that are forfeited or expire after the effective date of the 2010 Plan. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2010 Directors’ Plan. The 2010 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to the Company’s non-employee directors and will terminate at the discretion of the Company’s board of directors. An aggregate of 300,000 shares of the Company’s common stock are reserved for issuance under the 2010 Directors’ Plan. This amount will be increased annually on January 1, from 2011 until 2020, by the lesser of the aggregate number of shares of the Company’s common stock subject to options granted as initial grants and annual grants under the 2010 Directors’ Plan during the immediately preceding year or 150,000 shares. However, the Company’s board of directors will have the authority to designate a lesser number of shares by which the authorized number of shares of the Company’s common stock will be increased. The exercise price of the options granted under the 2010 Directors’ Plan will be equal to 100% of the fair market value of the Company’s common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options can be up to ten years.

2010 Purchase Plan. The 2010 Purchase Plan authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by the Company’s board of directors that is less than (a) or (b). The 2010 Purchase Plan is implemented through a series of offerings of purchase rights to eligible employees. Under the 2010 Purchase Plan, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the 2010 Purchase Plan and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the 2010 Purchase Plan. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the 2010 Purchase Plan at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

Note 7. Comprehensive Income

Comprehensive income was comprised of the following for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$ (2,341)	$ (5,295)	$ (6,616)	$(11,865)
Unrealized loss on available- for- sale investments	—	(5)	—	(10)

Total	$ (2,341)	$ (5,300)	$ (6,616)	$(11,875)

Note 8. Commitments

In March 2010, the Company amended its facility lease to expand its premises and extend the term of the lease to December 31, 2010. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. The Company’s amended lease includes options to extend the term for up to three additional years beyond the current termination date. Under the terms of the lease, the Company is required to make minimum lease payments of $447,000 in 2010. Rent expense for the three months ended June 30, 2010 and 2009 was $107,000 and $103,000, respectively. Rent expense for the six months ended June 30, 2010 and 2009 was $232,000 and $ 206,000, respectively.

Note 9. Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 10. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2010, and events which occurred subsequently but were not recognized in the financial statements. Except as described below, there were no other subsequent events which required recognition or disclosure in the financial statements.

On August 6, 2010, the Company completed its IPO of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. The Company sold 10,000,000 shares of its common stock, at a price of $5.00 per share. The underwriters have 45 days to exercise their option to sell up to an additional 750,000 shares at $5.00 per share pursuant to an over-allotment option granted to the underwriters. As a result of the IPO, the Company raised a total of $45.6 million in net proceeds after deducting underwriting discounts and commissions of $1.7 million and offering expenses of $2.7 million. Costs directly associated with the Company’s IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, 1,454,545 shares of the Company’s convertible preferred stock and 66,863,641 shares of the Company’s redeemable convertible preferred stock automatically converted into a total of 7,943,959 shares of its common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of the Company’s common stock, a beneficial conversion charge related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

The following table summarizes certain actual balance sheet data and proforma balance sheet data to reflect the activities related to our IPO noted above, as of June 30, 2010 (in thousands):

	June 30, 2010	Proforma June 30, 2010
Cash and cash equivalents	$10,391	$56,041
Convertible notes payable	20,159	—
Preferred stock warrant liability	185	—
Convertible preferred stock	729	—
Redeemable convertible preferred stock	50,368	—
Common stock	1	2
Additional paid in capital	2,203	122,350
Accumulated deficit	(59,892)	(62,949)

Total stockholders equity (deficit)	$(57,688)	$59,403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed by us with the Securities and Exchange Commission, or SEC, on August 3, 2010 relating to our Registration Statement on Form S-1/A (File No. 333-162945) for our initial public offering.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious, life threatening infections. We are developing torezolid phosphate, an intraveneous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. We are preparing to initiate our Phase 3 clinical program for torezolid phosphate during the second half of 2010. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under two contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, and the other funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense.

We acquired worldwide rights to torezolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed torezolid phosphate from filing an Investigational New Drug Application, or IND, through Phase 2 clinical trials. In addition, we have substantially lowered the manufacturing costs of torezolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens. The scope of the contract includes preclinical, nonclinical and clinical IND and New Drug Application, or NDA,-enabling development activities. Pursuant to our NIAID contract, we retain a worldwide nonexclusive royalty-free license for each invention to which NIAID obtains title, and the United States government retains certain march-in rights with respect to our inventions developed under our NIAID contract.

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, we retain a worldwide nonexclusive royalty-free license for each invention to which DTRA obtains title, and the United States government retains certain march-in rights with respect to these same inventions.

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have never been profitable and have incurred significant net losses since our inception. As of June 30, 2010, we had an accumulated deficit of $59.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with torezolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of torezolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Subsequent to June 30, 2010, we completed the following transactions:

•

On August 6, 2010, we completed our initial public offering, or IPO, of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. We sold 10,000,000 shares of our common stock, at a price of $5.00 per share. The underwriters have 45 days to pursue the sale of up to an additional 750,000 shares at $5.00 per share pursuant to an over-allotment option granted to the underwriters. As a result of the IPO, we raised a total of $45.6 million in net proceeds after deducting underwriting discounts and commissions of $1.7 million and offering expenses of $2.7 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

•

Upon the closing of the IPO, 1,454,545 shares of our convertible preferred stock and 66,863,641 shares of our redeemable convertible preferred stock automatically converted into 7,943,959 shares of our common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of our common stock, a beneficial conversion charge related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of the warrants to purchase preferred stock into warrants to purchase common stock.

The following table summarizes certain actual balance sheet data and proforma balance sheet data to reflect the activities related to our IPO noted above, as of June 30, 2010 (in thousands):

	June 30, 2010	Proforma June 30, 2010
Cash and cash equivalents	$10,391	$56,041
Convertible notes payable	20,159	—
Preferred stock warrant liability	185	—
Convertible preferred stock	729	—
Redeemable convertible preferred stock	50,368	—
Common stock	1	2
Additional paid in capital	2,203	122,350
Accumulated deficit	(59,892)	(62,949)

Total stockholders equity (deficit)	$(57,688)	$59,403

Financial overview

Revenues

We derived substantially all of our revenues from our NIAID and DTRA contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We have recognized $14.5 million of revenues from inception through June 30, 2010. Other than federal funding, we do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such product candidates. We continue to pursue government contract funding for preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we may generate revenues from those product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to torezolid phosphate and our preclinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and stock-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table indicates our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Clinical and nonclinical research and development (including manufacturing)	$ 1,872	$ 4,070	$ 4,577	$ 9,279
Preclinical research and development	1,612	1,566	3,059	3,028

Total	$ 3,484	$ 5,636	$ 7,636	$ 12,307

At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of torezolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing torezolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we commence our Phase 3 clinical program for torezolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of torezolid phosphate for additional indications, as well as to advance our preclinical programs.

The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

•	Per patient trial costs;

•	The number of sites included in the trials;

•	The countries in which the trial is conducted;

•	The length of time required to enroll eligible patients;

•	The number of patients that participate in the trials;

•	The number of doses that patients receive;

•	The drop-out or discontinuation rates of patients;

•	Potential additional safety monitoring or other studies requested by regulatory agencies;

•	The duration of patient follow-up; and

•	The efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance and business development. Other significant expenses include legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal services. We expect general and administrative expense to increase as we begin operating as a public company and continue to build our corporate infrastructure in support of continued development of torezolid phosphate and our preclinical programs. These increases likely will include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest accrued or paid on our capital lease and convertible notes payable balances, non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our financial statements in our Registration Statement on Form S-1/A (File No. 333-162945). There have been no material changes to our critical accounting policies and estimates as disclosed in our Registration Statement on Form S-1/A (File No. 333-162945).

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenues

The following table summarizes our revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
Contract research	$ 2,084	$ 1,203	$ 881	73%
Collaborations	—	6	(6)	(100)%

Total	$ 2,084	$ 1,209	$ 875	72%

Total revenues increased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to increased work performed under our NIAID contract in 2010 versus 2009 and commencement of work under our DTRA contract in April 2010.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
Research and development expenses	$ 3,484	$ 5,636	$ (2,152)	(38)%

During the three months ended June 30, 2010, our research and development costs related primarily to research under our NIAID and DTRA contracts and preparation for our Phase 3 clinical trials of torezolid phosphate. Costs related to these activities resulted in increases in subcontractor expense related to our NIAID contract of $207,000 and Phase 3 consulting expense of $69,000. During the three months ended June 30, 2009, our research and development costs related primarily to our Phase 2 clinical trial of torezolid phosphate which was completed later in 2009. This resulted in decreases of $1.2 million in clinical trial costs and $1.0 million in drug manufacturing costs to produce material for our clinical trials. We also realized a decrease in expense of $86,000 related to one-time market research costs incurred in 2009 related to torezolid phosphate that were not incurred in the three month period ended June 30, 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
General and administrative expenses	$ 1,021	$ 857	$ 164	19%

The increase in general and administrative expenses was due primarily to increases in recruiting costs of $110,000 and consulting expenses of $67,000 as compared to the three months ended June 30, 2009.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
Interest income	$ —	$ 13	$ (13)	(100)%
Interest expense	(391)	(8)	(383)	(4,788)%
Other income (expense)	471	(16)	487	3,044%

Total	$ 80	$ (11)	$ 91	827%

The decrease in interest income for the three months ended June 30, 2010 resulted from lower prevailing interest rates as compared to the three months ended June 30, 2009. The increase in interest expense for the three months ended June 30, 2010 was primarily attributable to interest expense related to the convertible notes that were issued in November 2009. The increase in other income (expense) for the three months ended June 30, 2010 resulted from revaluing our preferred stock warrants downward based on our final IPO price of $5.00 per share.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenues

The following table summarizes our revenues for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
Contract research	$ 3,570	$ 2,288	$ 1,282	56%
Collaborations	—	6	(6)	(100)%

Total	$ 3,570	$ 2,294	$ 1,276	56%

Total revenues increased for the first six months of 2010 as compared to 2009 due primarily to increased work performed under our NIAID contract in 2010 and commencement of work under our DTRA contract in April 2010.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
Research and development expenses	$ 7,636	$ 12,307	$ (4,671)	(38)%

During the six months ended June 30, 2010, our research and development costs related primarily to research under our NIAID contract and DTRA grant and preparation for our Phase 3 clinical trials of torezolid phosphate. Costs related to these activities resulted in increases in subcontractor expense related to our NIAID contract of $470,000 and Phase 3 consulting expense of $530,000. During the six months ended June 30, 2009, our research and development costs related primarily to our Phase 2 clinical trial of torezolid phosphate which was completed later in 2009. This resulted in decreases of $3.6 million in clinical trial costs and $1.9 million in drug manufacturing costs to produce material for our clinical trials. We also realized a decrease of $110,000 in stock-based compensation expense for the period ended June 30, 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
General and administrative expenses	$ 2,231	$ 1,853	$ 378	20%

The increase in general and administrative expenses was due primarily to a $354,000 increase in consulting expenses, $63,000 increase in legal costs incurred to pursue additional patents related to intellectual property, and recruiting costs of $110,000, offset by a decrease of $110,000 in stock-based compensation expense as compared to the six months ended June 30, 2009.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(In thousands, except percentages)
Interest income	$ —	$ 31	$ (31)	(100)%
Interest expense	(794)	(17)	(777)	(4,571)%
Other income (expense)	475	(13)	488	3,754%

Total	$ (319)	$ 1	$ (320)	(32,000)%

The decrease in interest income for the six months ended June 30, 2010 resulted from lower prevailing interest rates as compared to the six months ended June 30, 2009. The increase in interest expense for the six months ended June 30, 2010 was primarily attributable to interest expense related to the convertible notes that were issued in November 2009. The increase in other income (expense) for the six months ended June 30, 2010 resulted from revaluing our preferred stock warrants downward based on our final IPO price of $5.00 per share.

Liquidity and Capital Resources

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from financings, research funding, collaborations, contract revenues or other sources.

Since our inception, we have funded our operations principally through the receipt of funds from the private placement of equity securities and convertible notes payable, contract research funding under our NIAID and DTRA contracts and research grants. As of June 30, 2010, we had cash and cash equivalents of approximately $10.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$ (6,794)	$ (9,963)
Net cash provided by (used in) investing activities	(276)	2,311
Net cash used in financing activities	(798)	(91)

Net decrease in cash and cash equivalents	$ (7,868)	$ (7,743)

During the six months ended June 30, 2010 and 2009 our operating activities used cash of $6.8 million and 10.0 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The decrease in cash used in operations during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the completion of Phase 2 clinical trials related to torezolid phosphate in 2009.

During the six months ended June 30, 2010, our investing activities used cash to purchase fixed assets. For the six months ended June 30, 2009, our investing activities provided cash of $2.3 million primarily attributable to the maturity of short-term investments. During the six months ended June 30, 2010 and 2009, financing activities used cash of $798,000 and $91,000, respectively, which was primarily related to IPO costs incurred in 2010 and debt service for capital leases in 2010 and 2009.

Subsequent to June 30, 2010, we completed the following transactions:

•

On August 6, 2010, we completed our IPO of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. We sold 10,000,000 shares of our common stock, at a price of $5.00 per share. The underwriters have 45 days to pursue the sale of up to an additional 750,000 shares at $5.00 per share pursuant to an over-allotment option granted to the underwriters. As a result of the IPO, we raised a total of $45.6 million in net proceeds after deducting underwriting discounts and commissions of $1.7 million and offering expenses of $2.7 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

•

Upon the closing of the IPO, 1,454,545 shares of our convertible preferred stock and 66,863,641 shares of our redeemable convertible preferred stock automatically converted into 7,943,959 shares of our common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of our common stock, a beneficial conversion charge related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of the warrants to purchase preferred stock into warrants to purchase common stock.

Operating Capital Requirements

We anticipate we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies for torezolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the Food and Drug Administration, or FDA, does not approve torezolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID or DTRA contracts is discontinued. In November 2009, we sold $19.2 million in aggregate principal amount of secured convertible promissory notes, or the 2009 notes, in a private placement to certain of our existing investors and other parties with whom we have substantive, preexisting relationships. The 2009 notes were secured by a first priority security interest in all of our assets. The 2009 notes accrued interest at a rate of 8% per annum and converted into our common stock upon completion of our IPO at a 12.5% discount to the IPO price on August 6, 2010.

Including the funds received on August 6, 2010 from our IPO, we believe that we have sufficient cash and cash equivalents to fund our operations through mid- 2012. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A, “Risk Factors.”

We do not anticipate that our existing working capital, including the funds received on August 6, 2010 from our IPO, alone will be sufficient to fund our operations through the successful development and commercialization of torezolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support potential regulatory approval of torezolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	The progress of our clinical trials of torezolid phosphate, including expenses to support the trials;

•	The costs and timing of regulatory approvals;

•	Our progress in advancing our preclinical programs through preclinical development into clinical trials;

•	The costs and timing of clinical and commercial manufacturing supply arrangements for our product candidates;

•	The costs of establishing sales or distribution capabilities;

•	The success of the commercialization of our products;

•	Our ability to maintain existing, and be awarded new, government research contracts;

•	Our ability to establish and maintain strategic collaborations, including licensing and other arrangements; and

•	The costs involved in enforcing or defending patent claims or other intellectual property rights.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due by period June 30, 2010:

Payment by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Equipment capital leases	$ 6	$ 6	$ —	$ —	$ —
Operating leases	$ 214	$ 214	$ —	$ —	$ —
Convertible notes payable and accrued interest	$ 21,062	$ 21,062	$ —	$ —	$ —

Total	$ 21,282	$ 21,282	$ —	$ —	$ —

Under our license agreement with Dong-A, we may be required to make up to an aggregate of $13.0 million in additional payments to Dong-A upon the achievement of specified development and regulatory approval milestones. We are unable at this time to estimate with certainty the amount or timing of future costs we will incur under this agreement.

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or FASB, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our cash and cash equivalents as of June 30, 2010 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.

As of June 30, 2010, we had an accumulated deficit of $58.1million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of our securities and through research funding from the United States government. We expect to continue to incur substantial additional operating losses for the next several years as we advance torezolid phosphate and our preclinical programs. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for torezolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for research services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of torezolid phosphate for at least four years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of torezolid phosphate for the treatment of ABSSSI, including successfully initiating and completing our Phase 3 clinical trials;

•	Obtaining United States and/or foreign regulatory approvals for torezolid phosphate;

•	Commercializing torezolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of torezolid phosphate in the medical community and with third-party payors;

•

Pursuing clinical development of torezolid phosphate for the treatment of other indications, including community-acquired bacterial pneumonia, or CABP, hospital-acquired pneumonia, or HAP, ventilator- acquired pneumonia, or VAP, bacteremia and osteomyelitis; and

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies.

Torezolid phosphate will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote torezolid phosphate, or any other antibiotic product candidates that we develop, before we obtain regulatory approval from the FDA or comparable foreign regulatory authorities. If we do not obtain regulatory approval for and successfully commercialize torezolid phosphate, we may not generate any revenues from product sales, and we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market torezolid phosphate, our revenues are dependent upon the size of the markets in the territories for which we obtain regulatory approval and have commercial rights, as well as our ability to gain market acceptance and achieve commercial success. If we do not generate revenues, or the markets for the treatment of ABSSSI are not as significant as we estimate, our business and prospects will be materially harmed.

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of torezolid phosphate or any other product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•

Complete the clinical development of torezolid phosphate, initially for treatment of ABSSSI, which will obligate us to pay substantial additional milestone payments to the licensor of torezolid phosphate;

•

Launch and commercialize torezolid phosphate and any other product candidates for which we obtain regulatory approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Pursue clinical development of torezolid phosphate for the treatment of other indications, including CABP, HAP, VAP, bacteremia and osteomyelitis; and

•	Continue our discovery and development programs to advance our internal product pipeline.

On August 6, 2010, we completed our IPO raising $45.6 million in net proceeds. We expect that the net proceeds from our IPO and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through mid-2012. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize torezolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	Significantly delay, scale back or discontinue the development or commercialization of torezolid phosphate or our preclinical programs;

•

Seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	Relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed. In addition, if the United States government stops funding our preclinical programs, we may not be able to continue our preclinical programs, and our business and prospects may be materially harmed.

To raise additional funds to support our business operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders, or incur indebtedness which could result in restrictive covenants that adversely impact the operation of our business.

The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

The timing of the milestone and royalty payments we are required to make to Dong-A Pharmaceutical Co., Ltd., or Dong-A, is uncertain and could adversely affect our cash flows and results of operations.

In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of torezolid phosphate to develop and commercialize licensed products, including torezolid phosphate, outside of South and North Korea, or Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $13.0 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of torezolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of torezolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize torezolid phosphate upon 90 days’ written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in 2004. Our operations to date have been limited to organizing and staffing our company, conducting product development activities for torezolid phosphate and performing research and development with respect to our preclinical programs. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Risks Related to our Business

We are heavily dependent on the success of torezolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for torezolid phosphate. If we fail to obtain regulatory approval for torezolid phosphate, our business will be materially harmed.

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize torezolid phosphate. To date, we have completed one Phase 2 clinical trial and five Phase 1 clinical trials of torezolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA, and based on the feedback we received and guidance from the FDA, we are planning two Phase 3 clinical trials of torezolid phosphate for the treatment of ABSSSI, along with parallel, additional clinical safety and special population Phase 1 clinical trials necessary for registration. We plan to commence our first Phase 3 clinical trial during the second half of 2010. If our Phase 3 clinical trials are successful, we plan to use them as a basis for a new drug application, or NDA, seeking approval to commercialize the IV and oral dosage forms of torezolid phosphate for treatment of ABSSSI. We cannot commercialize torezolid phosphate prior to obtaining FDA approval. However, torezolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of serious adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for torezolid phosphate will be completed timely or at all, or that we will be able to obtain FDA approval for this product. If we are not able to commercialize torezolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Torezolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials.

As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of torezolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing torezolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for torezolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results we have seen to date in our Phase 2 clinical trial of torezolid phosphate in patients with complicated skin and skin structure infections, or cSSSI, does not ensure that later clinical trials, such as our planned Phase 3 clinical trials for the treatment of ABSSSI, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for torezolid phosphate, we do not know whether any Phase 3 or other clinical and nonclinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market torezolid phosphate. In addition, based on our discussions and agreement with the FDA, the design of our Phase 3 clinical trials of torezolid phosphate will differ in certain ways from our Phase 2 clinical trial. Those design changes may lead to unexpected results in our Phase 3 clinical trials. If future clinical or nonclinical trials do not produce favorable results, our ability to obtain regulatory approval for torezolid phosphate or our preclinical programs may be adversely impacted.

The FDA regulatory approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for torezolid phosphate, our business will be substantially harmed.

The time required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development.

We may fail to obtain regulatory approval for torezolid phosphate or any other product candidates for many reasons, including the following:

•	We may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;

•	The results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	We may not be able to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•

We may not be able to demonstrate that a product candidate provides an advantage over current standard of care, future competitive therapies in development, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•	The FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	The FDA or comparable foreign regulatory authorities may not accept data generated at our clinical trial sites;

•

The data collected from clinical trials of any product candidates that we develop may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

The FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators enter into agreements for clinical and commercial supplies; and

•	The approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market torezolid phosphate or any future product candidates, which would significantly harm our business, results of operations and prospects.

We have previously applied to the FDA for Fast Track designation based on the results of our in vitro nonclinical data and Phase 1 clinical trial data from healthy volunteers. Fast track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. The applications were denied as the FDA was unable to conclude based on the submitted data and our proposed development plan at that time whether torezolid phosphate would meet an unmet medical need given that alternative therapies were available for cSSSI, including infections with MRSA as a pathogen. Based on our Phase 2 clinical trial data, or on other future data, we may consider submitting a new request for Fast Track designation. However, we cannot guarantee that we will ever receive Fast Track designation, or that torezolid phosphate will qualify for other FDA programs for expediting the development, review or approval process.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials of our product candidates. To date, torezolid phosphate has completed a Phase 2 clinical trial for the treatment of cSSSI. We plan to initiate two Phase 3 clinical trials of torezolid phosphate for the treatment of ABSSSI, the first of which will begin during the second half of 2010 and we anticipate receiving top-line data from this clinical trial by early 2012. In parallel, we also plan to conduct additional clinical safety, pharmacology and special population Phase 1 clinical trials necessary for registration. If our Phase 3 clinical trials are successful, we intend to use these trials as a basis to file an NDA for the approval of the IV and oral dosage forms of torezolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	Delays in obtaining regulatory approval to commence a trial;

•	Delays in reaching agreement with the FDA on any Special Protocol Assessments, or SPAs, we submit;

•	Imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	Delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	Delays in obtaining required institutional review board approval at each site;

•	Delays in recruiting suitable patients to participate in a trial;

•	Delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	Clinical sites dropping out of a trial to the detriment of enrollment;

•	Time required to add new sites;

•	Delays in obtaining sufficient supplies of clinical trial materials; or

•	Delays resulting from negative or equivocal findings of a data safety monitoring board, or DSMB, for a trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for participating in the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we could encounter delays in our clinical trials of torezolid phosphate if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of torezolid phosphate in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of torezolid phosphate or any of our future product candidates.

Our clinical trials may be suspended at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues including adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of a DSMB, an Institutional Review Board or an Independent Ethics Committee for a clinical trial. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

To date, patients treated with torezolid phosphate have experienced drug-related side effects including nausea, diarrhea, vomiting and headache. One patient was hospitalized for cholecystitis, a serious AE, two days after receiving seven days of treatment with torezolid phosphate, which the clinical investigator determined to be possibly related to torezolid phosphate. After a cholecystectomy revealed gallstones, the clinical investigator determined that the serious AE was not related to torezolid phosphate. However, our future clinical trials will involve testing in larger patient populations, which could reveal a high prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

The SPA for our first Phase 3 clinical trial of torezolid phosphate does not guarantee any particular outcome from regulatory review of our Phase 3 clinical trials.

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We do not know how the FDA will interpret the commitments under the agreed upon SPA, how it will interpret the data and results or whether it will approve torezolid phosphate for the treatment of ABSSSI. In addition, although the FDA has provided us with feedback as to the adequacy of the proposed size of our safety population to support an NDA, it may, based on the review of our initial Phase 3 clinical trial safety data, require us to conduct additional clinical trials or enroll additional patients in our Phase 3 clinical program. As a result, we cannot guarantee any particular outcome from regulatory review of these planned Phase 3 clinical trials.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining or ultimately not be able to obtain regulatory approval for or commercialize torezolid phosphate or any other product candidates.

We have relied and plan to continue to rely upon CROs to monitor and manage data for our on-going clinical programs for torezolid phosphate as well as the execution of our preclinical and nonclinical studies, and control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials will require an adequately large number of test subjects to evaluate the safety and effectiveness of torezolid phosphate. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, the FDA may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize torezolid phosphate or any other product candidates that we develop. As a result, our financial results and the commercial prospects for torezolid phosphate and any other product candidates that we develop would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to maintain our relationships with existing CROs and enter into agreements with additional CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, nonclinical and preclinical programs and specifically, the compilation of clinical trial data for submission with an NDA for torezolid phosphate. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our operating results, financial condition or future prospects.

Our dependence upon third parties for the manufacture and supply of torezolid phosphate and any future product candidates and products may cause delays in, or prevent us from, successfully developing and commercializing products.

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture torezolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce torezolid phosphate active pharmaceutical ingredient, or API, and AAI Pharma Services, or AAI, to produce the solid oral and sterile IV torezolid phosphate finished products. We have entered into clinical supply master services agreements with both AMRI and AAI for our short-term clinical supply needs, but we do not have long-term or commercial agreements for the supply of torezolid phosphate or any future product candidates with AMRI, AAI or any other third party.

With respect to the manufacturing for our commercial scale product, we intend to eventually pursue long term agreements with our current manufacturers or transfer the manufacturing to other larger manufacturers. However, torezolid phosphate is a new chemical entity that has never been produced at commercial scale, and, as such, there are underlying risks associated with its manufacture, which could include cost overruns, new impurities, difficulties in scaling up or reproducing manufacturing processes and lack of timely availability of raw materials. Any of these risks may prevent or delay us from successfully developing and commercializing torezolid phosphate. If we are unable to arrange for third-party manufacturing sources, or do so on commercially reasonable terms, we may not be able to complete development of any product candidates or market them. Reliance on third-party manufacturers entails many risks, including regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.

Our third-party manufacturers are required to comply with applicable FDA current good manufacturing practice, or cGMP, regulations. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our manufacturers’ compliance with these regulations and standards. Failure by any of our manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect our business.

We could also experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates. If AMRI, AAI or any alternate supplier of finished drug product, experiences any significant difficulties in its respective manufacturing processes for torezolid phosphate API or finished drug product, we could experience significant interruptions in the supply of torezolid phosphate. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply torezolid phosphate at the levels required for successful commercialization. If our current suppliers are unable or unwilling to perform under their agreements, we could experience significant interruptions in the supply of torezolid phosphate because of the significant regulatory requirements that we would need to satisfy in order to qualify a new torezolid phosphate API or finished drug product supplier.

If for any reason we are unable to use our currently available supply of torezolid phosphate, the inability to acquire additional quantities of torezolid phosphate in a timely manner from third parties could delay clinical trials of torezolid phosphate or result in product shortages and prevent us from developing and commercializing torezolid phosphate in a cost-effective manner or on a timely basis.

In addition, we do not currently have the capability to package torezolid phosphate finished drug product for distribution to hospitals and other customers. Prior to commercial launch, we intend to enter into agreements for the commercial supply of torezolid phosphate so that we can ensure proper supply chain management if and when we are authorized to make commercial sales of torezolid phosphate. If we are unable to enter into an agreement with a commercial supplier on satisfactory terms, or at all, our commercialization of torezolid phosphate may be significantly delayed.

If the FDA does not approve the manufacturing facilities of AMRI, AAI or any future manufacturing partners for commercial production we may not be able to commercialize torezolid phosphate.

The facilities used by AMRI, AAI and any of our future manufacturers to manufacture torezolid phosphate must be approved by the FDA after we submit our NDA to the FDA and before approval of torezolid phosphate. We do not control the manufacturing process of torezolid phosphate and are completely dependent on these third-party manufacturing partners for compliance with the FDA’s requirements for manufacture of torezolid phosphate API and finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of torezolid phosphate, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining FDA approval for torezolid phosphate.

If approved, torezolid phosphate will face competition from less expensive generic versions of branded antibiotics of competitors and, if we are unable to differentiate the benefits of torezolid phosphate over these less expensive alternatives, we may never generate meaningful product revenues.

Generic antibiotic therapies are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services. We anticipate that, if approved, torezolid phosphate will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. For example, torezolid phosphate, if approved, will initially face competition from the inexpensive generic forms of vancomycin that are currently available and, in the future, would face additional competition from a generic form of linezolid when the patents covering it expire in 2015, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payors that the key differentiating features of torezolid phosphate translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic antibiotics.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than torezolid phosphate or any other drug candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

The competition in the market for antibiotics is intense. If approved, torezolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; and telavancin, marketed by Theravance, Inc. and Astellas Pharma, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid and telavancin are all approved treatments for serious gram-positive infections such as cSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of torezolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics.

In addition, if approved, torezolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include ceftaroline, under development by Forest Laboratories, Inc. and AstraZeneca PLC, ceftobiprole, under development by Basilea Pharmaceutica AG and approved in Canada and Switzerland, CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin, under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc. and Novartis AG, and radezolid, under development by Rib-X Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, torezolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before torezolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of torezolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize torezolid phosphate and our results of operations will suffer.

Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make torezolid phosphate or any other product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing antibiotics before we do.

Reimbursement may not be available for torezolid phosphate or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of torezolid phosphate or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for torezolid phosphate or any other product candidates that we develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize torezolid phosphate or any other product candidates that we develop.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs.

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, became law. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•	An annual, nondeductible fee on the prescription drug and biologics industry, apportioned among manufacturers according to their market share in certain government health care programs;

•	An increase in the rebates a manufacturer must pay to state Medicaid programs on utilization of the manufacturer’s products;

•	A new program, funded primarily by manufacturers, to provide discounts on pharmacy prescription prices to Medicare Part D beneficiaries in the program’s coverage gap;

•	Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	New requirements to report certain financial arrangements with physicians;

•	A licensure framework for follow-on biologic products; and

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical research.

We anticipate that this legislation will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as torezolid phosphate if it were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for torezolid phosphate. We expect to experience pricing pressures in connection with the sale of torezolid phosphate and any other products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

The commercial success of torezolid phosphate and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payors.

We have never commercialized a product candidate for any indication. Even if torezolid phosphate or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of torezolid phosphate and any other product candidates that we develop by physicians and payors will depend on a number of factors, many of which are beyond our control, including:

•	The clinical indications for which the product is approved;

•	Acceptance by physicians and payors of each product as a safe and effective treatment;

•	The cost of treatment in relation to alternative treatments, including numerous generic drug products, such as vancomycin;

•	The relative convenience, ease of administration and acceptance by physicians and payors of torezolid phosphate in the treatment of ABSSSI;

•	The availability and efficacy of competitive drugs;

•	The extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	The extent to which bacteria develop resistance to any antibiotic product candidates that we develop, thereby limiting its efficacy in treating or managing infections;

•	Whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	The availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payors, and/or by government healthcare programs, including Medicare and Medicaid;

•	Limitations or warnings contained in a product’s FDA-approved labeling; and

•	Prevalence and severity of adverse side effects.

Even if the medical community accepts that torezolid phosphate is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of torezolid phosphate or may be slow to adopt it as an accepted treatment for ABSSSI. In addition, even though we believe torezolid phosphate has significant advantages, we cannot assure you that any labeling approved by the FDA will contain claims that torezolid phosphate is safer or more effective than linezolid, or that will permit us to promote torezolid phosphate as being superior to competing products. Moreover, in the future, as has happened with other antibiotics, infectious bacteria could develop resistance to torezolid phosphate, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. If torezolid phosphate is approved but does not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenues from this product candidate and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of torezolid phosphate may require significant resources and may never be successful.

We currently have no marketing and sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.

We currently do not have a sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea, we own exclusive rights to commercialize torezolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell torezolid phosphate in the United States and will seek third-party partners outside the United States. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We or our future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

In addition, we may not be able to enter into collaboration arrangements with third parties to sell torezolid phosphate in the United States or in international markets on favorable terms or at all. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited as a significant portion of the market opportunity for torezolid phosphate and any other product candidates we develop is likely to be in international markets. To the extent we rely on third parties to commercialize our approved products whether within or outside the United States, we will receive less revenues than if we commercialized these products ourselves. In international markets in particular, we would have little or no control over the sales efforts of any other third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize torezolid phosphate or any other product candidates that we develop, which would negatively impact our ability to generate product revenues.

Even if the FDA approves torezolid phosphate for treatment of ABSSSI, adverse effects discovered after approval could limit the commercial profile of any approved label.

If we obtain regulatory approval for torezolid phosphate or any other product candidate that we develop, and we or others later discover, after approval and use in an increasing number of patients for longer periods of time, that our products could have adverse effect profiles that limit their usefulness or require their withdrawal (whether or not the therapies showed the adverse effect profile in Phase 1 through Phase 3 clinical trials), a number of potentially significant negative consequences could result, including:

•	Regulatory authorities may withdraw their approval of the product;

•	Regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•

We may be required to change the way the product is administered, conduct additional clinical studies, implement a burdensome risk evaluation and mitigation strategy, or REMS, or restrict the distribution of the product;

•	We could be sued and held liable for harm caused to patients; and

•	Our reputation may suffer.

Any of these events could prevent us from maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

If we are not successful in attracting and retaining highly qualified personnel, including our current senior executive team, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on Jeffrey Stein, Ph.D., our President and Chief Executive Officer, and Philippe Prokocimer, M.D., our Chief Medical Officer. In order to induce these and other valuable employees to remain with us, we have provided stock options that vest over time. The value to employees of stock options is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team has expertise in many different aspects of drug discovery and development. We conduct our operations at our facility in San Diego, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions and, as a result, there is currently a shortage of experienced scientists, which is likely to continue. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. While we have employment agreements with all of our employees, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2010, we employed 38 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize torezolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop torezolid phosphate for additional indications, our commercial opportunity will be limited.

To date, we have focused primarily on the development of torezolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of torezolid phosphate for other indications, including CABP, HAP, VAP, bacteremia and osteomyelitis. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize torezolid phosphate for the treatment of these additional indications. The development of torezolid phosphate for these additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market torezolid phosphate for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize torezolid phosphate for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Even if we obtain FDA approval of torezolid phosphate or any other product candidate we develop, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we fail to develop and commercialize product candidates other than torezolid phosphate, we may not be able to grow our business or sustain profitability.

A key element of our strategy is to develop and commercialize a portfolio of new product candidates in addition to torezolid phosphate. As a significant part of this strategy, we intend to develop and commercialize additional products and product candidates through our proprietary drug discovery platform. The success of this strategy depends upon our ability to leverage this platform to identify optimal bacterial targets and subsequently design small molecule inhibitors against these targets leading to the development of differentiated new antibiotics.

We cannot be certain that we will be successful in our efforts to identify and develop additional differentiated new antibiotics or that any of our product candidates we do identify will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases. To date, our proprietary discovery platform has not yielded any product candidates. Our research and discovery programs may initially show promise in identifying potential product leads, yet fail to yield product candidates for clinical development.

In addition, research and discovery programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. To date, our discovery programs have been largely funded by United States government grants and research contracts with NIAID and DTRA. If we are unable to maintain existing funding or secure additional funding for these programs and/or continue to devote the other technical and human resources to them, our ability to continue these programs will be adversely affected.

Any product candidate we do successfully identify may require substantial additional development efforts prior to commercial sale, including preclinical studies, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are susceptible to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

If we are unable to develop suitable potential product candidates through internal research and discovery programs or otherwise by obtaining rights to novel therapeutics from third parties, our business and prospects will suffer.

A variety of risks associated with our international business relationships could materially adversely affect our business.

If approved for commercialization, we intend to enter into agreements with third parties who will market torezolid phosphate worldwide, with the exception of Korea. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

•	Differing regulatory requirements for drug approvals in foreign countries;

•	Potentially reduced protection for intellectual property rights;

•

The potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	Unexpected changes in tariffs, trade barriers and regulatory requirements;

•	Economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	Compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	Foreign taxes, including withholding of payroll taxes;

•	Foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	Workforce uncertainty in countries where labor unrest is more common than in the United States;

•	Production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	Business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

Risks Related to Our Industry

We are subject to extensive and costly government regulation.

Antibiotics, including those we are developing and plan to develop in the future, are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of biopharmaceutical products. If any products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling the products that we are developing.

New and future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities, in addition to findings in ongoing and future clinical and nonclinical studies, may increase the time and cost required for us to conduct and complete clinical trials for torezolid phosphate or other product candidates that we develop.

The FDA is currently revising its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998). It is not known when the FDA will issue the revised draft guidance for ABSSSI or, after incorporating public feedback on the draft guidance, when the FDA will issue its final guidance on ABSSSI. In addition, the FDA released in March 2010 a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-

inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In February 2010, the European Medicines Agency, or EMEA, issued its draft revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” As with the FDA, the timing for the issuance of the EMEA finalized guideline document, as well as its contents, is not known.

Though the new draft guidance for ABSSSI has not been issued by the FDA, we have received input from the FDA regarding specific changes that are being contemplated. Based on this input, we believe that the enrollment criteria for patients in our upcoming Phase 3 clinical trials for treatment of ABSSSI is different than those that were applicable under the July 1998 guidance regarding cSSSI. As a result, we need to enroll patients with a different proportion of infection types than we enrolled in our completed Phase 2 clinical trial for the treatment of cSSSI. In addition, we anticipate that the new draft guidance will recommend a change in the time at which the clinical cure is tested relative to the end of antibiotic therapy. As part of the SPA procedure, we have reached agreement with the FDA on the appropriate proportion of patients and time at which the clinical cure will be tested in our first Phase 3 clinical trial of torezolid phosphate.

While we have received information from the FDA regarding certain aspects that will be incorporated into the new draft guidance, we will not know the potential impact that any finalized guidances, should they be issued, may have on the design and conduct of our planned Phase 3 clinical trials and supportive studies or on the FDA’s approval of ABSSSI as the indication for which we are seeking approval, which could potentially significantly increase the time and cost required for us to conduct and complete these trials if size and scope were to be modified. Additionally, changes in regulatory requirements due to the adoption by FDA and/or foreign health authorities of new legislation, regulation, or policies may require us to amend clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may impact the cost, timing and completion of the clinical trials.

Even if we obtain regulatory approval for torezolid phosphate or any of our future product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if regulatory approval in the United States is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for torezolid phosphate, if any, may include restrictions on use. Torezolid phosphate or any of our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report AEs and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. New legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices regulations. If we or a regulatory agency discovers problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. The FDA and other regulatory authorities may also revisit the risk-benefit profile of an approved product if, for example, previously unknown problems with a product, such as AEs of unanticipated severity of frequency arise. In such circumstances, the FDA or other regulatory authorities may withdraw approval, require new warnings or other labeling changes to limit use of the drug, impose new study or monitoring requirements or require that we establish an REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our partners fail to comply with applicable regulatory requirements, a regulatory agency may:

•	Issue warning letters or untitled letters asserting that we are in violation of the law;

•	Seek an injunction or impose civil or criminal penalties or monetary fines;

•	Suspend or withdraw regulatory approval;

•	Suspend any ongoing clinical trials;

•	Refuse to approve pending applications or supplements to applications filed by us;

•	Suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	Seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

•	Refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenues.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. Our products and the clinical trials using our product candidates may expose us to product liability claims and possible adverse publicity. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further development and commercialization of those products.

Although we maintain general liability and product liability insurance with limits of $2 million and $10 million, respectively, this insurance may not fully cover potential liabilities. The cost of any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, operating results and financial condition.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in the United States govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. We also cannot predict the impact on our business of new or amended environmental laws or regulations, or any changes in the way existing and future laws and regulations are interpreted or enforced. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. If we fail to comply with applicable requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs, or capital expenditures for control equipment or operational changes necessary to achieve or maintain compliance. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

Risks Related to our Intellectual Property

Our ability to pursue the development and commercialization of torezolid phosphate depends upon the continuation of our license from Dong-A.

Our license agreement with Dong-A provides us with a worldwide exclusive license to develop and sell torezolid phosphate outside of Korea. If we are unable to make the required milestone and royalty payments under the license agreement, if we do not continue to use commercially reasonable efforts to achieve certain development and commercialization milestones for torezolid phosphate within the timeframes required by the license agreement or if we otherwise materially breach the license agreement, our rights to develop and commercialize torezolid phosphate would terminate and revert to Dong-A. In addition, either we or Dong-A may terminate the license agreement upon an uncured material breach of the license agreement for 90 days. If our license agreement with Dong-A were terminated, we would lose our rights to develop and commercialize torezolid phosphate, which would materially and adversely affect our business, results of operations and future prospects.

If our efforts to protect the proprietary nature of the intellectual property related to torezolid phosphate and our other product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to torezolid phosphate and our other product candidates. Any involuntary disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for torezolid phosphate and other product candidates in the United States and other countries. As of June 30, 2010, through our license agreement with Dong-A, we currently hold pending United States utility patent applications and issued and pending foreign national and regional counterpart patent applications covering various aspects of torezolid and torezolid phosphate. The United States Patent and Trademark Office, or USPTO, issued a Notice of Allowance on December 24, 2009 for one of the aforementioned pending United States utility patent applications. In addition, we own pending United States utility and provisional patent applications and Patent Cooperation Treaty applications directed to aspects of torezolid phosphate discovered by our scientists. The patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. Further, the future patents to which we have rights based on our agreement with Dong-A, or that we file on our own, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent applications we licensed or own with respect to torezolid phosphate or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, torezolid phosphate and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced. In addition, we do not know whether:

•	We or Dong-A were the first to make the inventions covered by each of our licensed pending patent applications;

•	We or Dong-A were the first to file patent applications for these inventions;

•	Others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	Any of our or Dong-A’s pending patent applications will result in issued patents;

•	Any of our or Dong-A’s patents, once issued, will be valid or enforceable;

•	Any patents issued to us or Dong-A will provide us with any competitive advantages, or will be challenged by third parties;

•	We will develop additional proprietary technologies that are patentable; or

•	The patents of others will have an adverse effect on our business.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery program that involve proprietary know-how, information and technology that is not covered by patents. Although we require all of our employees, consultants, advisors and third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various foreign governmental patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay these fees due to foreign patent agencies. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

The USPTO has allowed our trademark applications for our mark TRIUS THERAPEUTICS for use in connection with pharmaceutical research and development services and for anti-infective and antibacterial pharmaceutical preparations for the treatment of infections, and, if we timely submit statements of use to the USPTO, the USPTO will issue trademark registrations, subject to unforeseen circumstances that arise. We have also filed foreign trademark applications for the same mark for goods and services in Canada and India, that are currently pending, and obtained trademark registrations in Australia, China, Europe, Japan, New Zealand and Singapore. The application in Canada has been allowed and if we timely submit statements of use to the Canadian trademark office, that office will issue trademark registrations in due course, subject to unforeseen circumstances that arise. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than Trius Therapeutics that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of torezolid phosphate and/or our other product candidates. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court of competent jurisdiction to cover the torezolid phosphate manufacturing process, any molecules formed during the torezolid phosphate manufacturing process or the final torezolid phosphate product for any use thereof, the holders of any such patents may be able to block our ability to commercialize torezolid phosphate unless we obtained a license under the applicable patent or patents, or until such patents expire. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, if at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize torezolid phosphate until such patents expire.

In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of torezolid phosphate or any of our other product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would not be able to further develop and commercialize such product candidates, which could harm our business significantly.

We may be required to file lawsuits or take other actions to protect or enforce our patents or the patents of our licensors, which could be expensive and time consuming.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents, or those of Dong-A, do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents, or those of Dong-A, at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications, or those of Dong-A, at risk of not issuing.

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Issued patents may be challenged during reexamination proceedings brought by a third party or the USPTO, or in foreign countries, during post-grant opposition proceedings or invalidation appeal proceedings. These proceedings may result in loss of patent claims, adverse changes to the scope of the claims and may result in substantial costs and distract our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, if securities analysts or investors perceive public announcements of the results of hearings, motions or other interim proceedings or developments to be negative, the price of our common stock could drop.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support our ongoing preclinical programs are dependent upon our NIAID and DTRA contracts and if we do not receive all of the funds under our NIAID and DTRA contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate our preclinical programs.

Substantially all of our revenues that support our preclinical programs have been derived from United States government grants and our NIAID and DTRA contracts. There can be no assurances that these contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, NIAID and DTRA are not required to continue funding our existing contracts.

Due to the current economic downturn, any accompanying fall in tax revenues and the United States government’s efforts to stabilize the economy, the United States government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of our receipt of future government contract revenues.

United States government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.

United States government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the United States government to unilaterally:

•	Audit and object to our NIAID or DTRA contract-related costs and fees, and require us to reimburse all such costs and fees;

•	Suspend or prevent us for a set period of time from receiving new contracts or extending our existing contracts based on violations or suspected violations of laws or regulations;

•	Cancel, terminate or suspend our contracts based on violations or suspected violations of laws or regulations;

•	Terminate our contracts if in the government’s best interest, including if funds become unavailable to the applicable governmental agency;

•	Reduce the scope and value of our NIAID or DTRA contracts; and

•	Change certain terms and conditions in our NIAID or DTRA contracts.

The United States government will be able to terminate either of its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

The United States government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO or in federal court. If such a challenge is successful, our NIAID or DTRA contracts or any future contract we may be awarded may be terminated.

The laws and regulations governing the procurement of goods and services by the United States government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

Our business is subject to audit by the United States government, including under our contracts with NIAID and DTRA, and a negative audit could adversely affect our business.

United States government agencies such as the Department of Health and Human Services, or DHHS, the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DHHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Our grant audits for the years ended December 31, 2005, 2006 and 2007 were not timely submitted, and the 2005 and 2006 audit reports reflected material weaknesses over our internal controls relating to lack of compliance with reporting requirements. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	Termination of contracts;

•	Forfeiture of profits;

•	Suspension of payments;

•	Fines; and

•	Suspension or prohibition from conducting business with the United States government.

For example, under our DTRA contract, the DCAA will be conducting a six month post award audit of our indirect cost rates, and review of our accounting and purchasing systems. If we receive negative findings from the DCAA, the contract may be terminated.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our NIAID and DTRA contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•

The Federal Acquisition Regulations, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•

The business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and Foreign Corrupt Practices Act;

•	Export and import control laws and regulations; and

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Foreign governments typically also have laws and regulations governing contracts with their respective agencies. These foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing NIAID and DTRA contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our revenues and results of operations.

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our NIAID and DTRA contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the United States government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.

Prior to our IPO, there was not a public market for our common stock. We cannot assure you that an active trading market for our common stock will develop or persist, and our executive officers, directors, 5% shareholders and their affiliates own approximately 70.0% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Adverse results or delays in clinical trials;

•

Any delay in filing our NDA for torezolid phosphate and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	Failure to successfully commercialize torezolid phosphate, develop additional product candidates and commercialize additional product candidates;

•	Changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	Unanticipated serious safety concerns related to the use of torezolid phosphate or any of our other product candidates;

•	A decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	Inability to obtain adequate product supply for torezolid phosphate or any other approved drug product, or the inability to do so at acceptable prices;

•	Adverse regulatory decisions;

•	Introduction of new products, services or technologies offered by us or our competitors;

•	Failure to meet or exceed revenue and financial projections we provide to the public;

•	Actual or anticipated variations in quarterly operating results;

•	Failure to meet or exceed the estimates and projections of the investment community;

•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	General market conditions and overall fluctuations in United States equity markets;

•	Developments concerning our sources of manufacturing supply and our future international commercialization partners;

•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	Additions or departures of key scientific or management personnel;

•	Issuances of debt or equity securities;

•	Significant lawsuits, including patent or stockholder litigation;

•	Changes in the market valuations of similar companies;

•	Sales of our common stock by us or our stockholders in the future;

•	Trading volume of our common stock; and

•	Other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, 5% stockholders and their affiliates own approximately 70.0% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

As a public company, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner, it may affect the reliability of our internal control over financial reporting.

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

For the year ending December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm will also be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2011.

The process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot be certain at this time whether our current processes, and revisions as necessary to improve internal controls will be successful, that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404, it may affect the reliability of our internal control over financial reporting. If we or our independent registered public accounting firm identify and report a material weakness, it could adversely affect our stock price.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the effectiveness of the IPO. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our IPO. Subject to certain limitations, approximately 13,554,592 shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2010 Equity Incentive Plan, or the 2010 Plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Plan will automatically increase each year by an amount equal to the lesser of 800,000 shares and 3% of all shares of our capital stock outstanding as of January 1 st of such year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Currently, we plan to register the increased number of shares available for issuance under our 2010 Plan each year. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. These provisions include:

•	Authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	Limiting the removal of directors by the stockholders;

•	Creating a staggered board of directors;

•	Prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	Eliminating the ability of stockholders to call a special meeting of stockholders;

•	Permitting our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and

•	Establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-162945) that was declared effective by the SEC on August 2, 2010, which registered an aggregate of 10,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On August 6, 2010, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $5.00 per share, for an aggregate gross offering price of $50,000,000 to us. The underwriters of the offering were Citigroup Global Markets Inc., Piper Jaffray & Co., Canaccord Genuity Inc. and JMP Securities LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $1.7 million in connection with the offering. In addition, we incurred additional costs of approximately $2.7 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $4.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $45.6 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of August 18, 2010, we had invested $45.6 million of net proceeds from our IPO in money market funds and we intend to invest these funds in the future in some combination of government agency and/or corporate securities with the balance of the net proceeds held in money market funds in accordance with our investment policy. Through August 18, 2010, we have not used the net proceeds from our IPO. We intend to use the proceeds to fund clinical and nonclinical research and development costs for torezolid phosphate for the treatment of ABSSSI and other indications and fund working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Trius Therapeutics, Inc. on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Trius Therapeutics, Inc. on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Trius Therapeutics, Inc. on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Trius Therapeutics, Inc. on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among Trius Therapeutics, Inc. and certain of its stockholders.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-162945), as amended, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: August 19, 2010	By:	/S/ JEFFREY STEIN
Jeffrey Stein, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 19, 2010	By:	/S/ MICHAEL MORNEAU
Michael Morneau
Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Trius Therapeutics, Inc. on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Trius Therapeutics, Inc. on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Trius Therapeutics, Inc. on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Trius Therapeutics, Inc. on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among Trius Therapeutics, Inc. and certain of its stockholders.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-162945), as amended, filed with the Securities and Exchange Commission.