Form 10-Q
period 2010-09-30
Trius Therapeutics Inc
filed 2010-11-12
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 10, 2010 was 23,584,417.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,367	$18,259
Accounts receivable	1,356	689
Prepaid expenses and other current assets	713	468

Total current assets	56,436	19,416
Property and equipment, net	485	494
Deferred IPO financing costs	—	1,378
Other assets	240	90

Total assets	$57,161	$21,378

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,724	$608
Accrued liabilities and other	1,566	887
Current portion of capital lease obligation	—	69

Total current liabilities	3,290	1,564
Deferred revenue	238	166
Preferred stock warrant liability	—	661
Convertible notes payable	—	19,402
Convertible preferred stock, $0.0001 par value; no shares authorized at September 30, 2010 and 1,676,453 shares authorized December 31, 2009; no shares issued and outstanding at September 30, 2010 and 1,454,545 shares issued and outstanding at December 31, 2009; and liquidation preference of $0 and $800 at September 30, 2010 and December 31, 2009, respectively	—	729
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized at September 30, 2010 and 101,168,185 shares authorized at December 31, 2009; no shares issued and outstanding at September 30, 2010 and 66,863,641 shares issued and outstanding at December 31, 2009; and liquidation preference of $0 and $50,500 at September 30, 2010 and December 31, 2009, respectively	—	50,353
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2010 and no shares authorized at December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2010 and 123,000,000 shares authorized at December 31, 2009; 23,554,766 and 968,230 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3	1
Additional paid-in capital	122,021	1,763
Accumulated deficit	(68,391)	(53,261)

Total stockholders’ equity (deficit)	53,633	(51,497)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$57,161	$21,378

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Contract research	$1,940	$1,662	$5,511	$3,949
Collaborations	—	29	—	35

Total revenues	1,940	1,691	5,511	$3,984
Operating expenses:
Research and development	6,039	4,258	13,675	16,564
General and administrative	1,296	937	3,527	2,790

Total operating expenses	7,335	5,195	17,202	19,354

Loss from operations	(5,395)	(3,504)	(11,691)	(15,370)
Other income (expense):
Interest income	1	5	1	36
Interest expense	(3,095)	(1)	(3,889)	(18)
Other income (expense)	(8)	(4)	466	(17)

Total other income (expense)	(3,102)	—	(3,422)	1

Net loss	(8,497)	(3,504)	(15,113)	(15,369)
Accretion of deferred financing costs on redeemable convertible preferred stock	(3)	(7)	(17)	(21)

Net loss attributable to common stockholders	$(8,500)	$(3,511)	$(15,130)	$(15,390)

Net loss per share, basic and diluted	$(0.57)	$(4.68)	$(2.71)	$(21.77)

Weighted-average shares outstanding, basic and diluted	14,834	750	5,568	707

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(15,113)	$(15,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	306	545
Stock-based compensation	631	793
(Gain) loss on remeasurement of stock warrants	(467)	(10)
Amortization of debt issuance costs and investment premium (discount)	1	206
Loss on disposal of equipment	—	18
Interest accrual on convertible notes payable	912	—
Beneficial conversion charge on convertible notes payable	2,902	—
Deferred revenue	72	(35)
Changes in operating assets and liabilities:
Accounts receivable	(667)	(574)
Prepaid expenses and other current assets	(234)	202
Accounts payable	1,116	347
Accrued liabilities and other	734	(288)
Other assets	(162)	—

Net cash used in operating activities	(9,969)	(14,165)
Investing activities
Purchases of short-term investments	—	(3,559)
Maturities of short-term investments	—	10,500
Purchases of property and equipment	(297)	(151)

Net cash (used in) provided by investing activities	(297)	6,790
Financing activities
Proceeds from issuance of common stock, net of underwriting discounts, and exercise of stock options	48,351	4
Initial Public Offering costs	(1,907)	—
Payments on capital lease obligation	(69)	(133)
Repurchase of common stock	(1)	—

Net cash provided by (used in) financing activities	46,374	(129)

Net increase (decrease) in cash and cash equivalents	36,108	(7,504)
Cash and cash equivalents at beginning of period	18,259	14,511

Cash and cash equivalents at end of period	$54,367	$7,007

Supplemental cash flow information
Cash paid for interest	$2	$12
Non-cash Investing and Financing Activities
Conversion of convertible notes payable and accrued interest thereon into common stock	$20,314	—
Conversion of convertible preferred stock and convertible redeemable preferred stock into common stock	$51,100	—
Reclassification of warrant liability to additional paid-in capital	$194	—
Deferred Initial Public Offering costs incurred in 2009 and reclassified to equity	1,378	—

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

Initial Public Offering

On August 6, 2010, the Company completed its Initial Public Offering (“IPO”) of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. In the IPO, the Company sold 10,000,000 shares of its common stock, at a price of $5.00 per share. The underwriters had 45 days to exercise their option to sell up to an additional 750,000 shares at $5.00 per share pursuant to an over-allotment option granted. No additional shares were sold pursuant to the overallotment option. As a result of the IPO, the Company raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million. Costs directly associated with the Company’s IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, 1,454,545 shares of the Company’s convertible preferred stock and 66,863,641 shares of the Company’s redeemable convertible preferred stock automatically converted into a total of 7,943,959 shares of the Company’s common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of the Company’s common stock, a beneficial conversion charge of $2.9 million related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

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

Short-term Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Accounts Receivable

        Accounts receivable at September 30, 2010 represent amounts due from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health (“NIH”), and with the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense. Accounts receivable at December 31, 2009 represent amounts due from NIH.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through September 30, 2010.

Deferred Public Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. The IPO closed on August 6, 2010, at which time approximately $3.3 million of offering costs that were deferred were recorded as a reduction of the proceeds received.

Preferred Stock Warrant Liability and Common Stock Warrants

Warrants to purchase the Company’s convertible preferred stock were classified as liabilities and, through the date of the IPO, were recorded at estimated fair value. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The fair value of the preferred stock warrants was estimated on the date of the IPO and recorded to additional paid-in capital upon conversion to common stock warrants. The Company reassessed the accounting treatment for the warrants as of the IPO date and deemed that accounting for the warrants within additional paid-in capital will be appropriate prospectively.

Reclassification

Balances of “accounts payable and accrued liabilities” and “accrued payroll and related expenses” at December 31, 2009 were reclassified to be consistent with financial statement presentation at September 30, 2010.

Unaudited Interim Financial Data

The accompanying balance sheet as of September 30, 2010, statements of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009 contained in the final prospectus filed by the Company with the SEC on August 3, 2010 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-162945) for the IPO and its Quarterly Report on Form 10-Q for the six months ended June 30, 2010. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The December 31, 2009 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2010 and 2009 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Revenue Recognition

The Company’s revenues generally consist of federal contract revenues. The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s only component of other comprehensive income (loss) is unrealized gains (losses) on available-for-sale securities that were liquidated during 2009. There were no investments held at September 30, 2010 or December 31, 2009.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at September 30, 2010 and December 31, 2009.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(8,500)	$(3,511)	$(15,130)	$(15,390)
Denominator
Weighted-average common shares outstanding	14,906	953	5,665	952
Less: Weighted-average shares subject to repurchase	(72)	(203)	(97)	(245)

Denominator for basic and diluted net loss per share	14,834	750	5,568	707

Basic and diluted net loss per share	$(0.57)	$(4.68)	$(2.71)	$(21.77)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	September 30,
	2010	2009
Preferred stock	—	7,943,959
Common stock warrants	66,075	—
Preferred stock warrants	—	66,075
Common stock subject to repurchase	58,035	190,311
Common stock options	1,210,804	958,040

	1,334,914	9,158,385

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term warrant liabilities related to warrants to purchase preferred and common stock and convertible notes payable. Fair value measurements are classified and disclosed in one of the following three categories:

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

The Company measures available-for-sale securities at fair value on a recurring basis. The fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of preferred stock warrant liabilities was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for all liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(In thousands)
Fair value at December 31, 2009	$661
Changes in fair value recognized in earnings	(467)

Estimated fair value at August 6, 2010 recorded to additional paid-in capital	$194

The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. Prior to conversion to common stock warrants, the changes in the fair value of the preferred stock warrants were recognized as a component of other income (expense) in the Statement of Operations.

Note 3. Preferred and Common Stock Warrants

During 2004, 2005 and 2006, in conjunction with its financing arrangements, the Company issued warrants to purchase 140,909, 40,909 and 40,090, respectively, of shares of Series A-1 convertible preferred stock at $0.55 per share and in 2007, issued warrants to purchase an aggregate of 346,363 shares of Series A-2 redeemable convertible preferred stock at $0.55 per share. The preferred stock warrants expire between 6 and 11 years from the date of issuance. The fair values of the preferred stock warrants on the dates issued ranged from $0.35 to $0.44 per share and were computed using the Black-Scholes valuation model.

The preferred stock warrants were accounted for as liabilities based on fair value and increases or decreases in the fair value of such warrants are recorded as other income (expense) in the statement of operations. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock.

The following is a table summarizing the preferred and common stock warrants outstanding (in thousands, except share and per share data):

	August 6, 2010			December 31, 2009
	Warrants Outstanding	Fair Value	Weighted-Average Exercise Price	Warrants Outstanding	Fair Value	Weighted-Average Exercise Price
Common stock warrants	66,075	$194	$4.73	—	$—	$—
Series A-1 & A-2 preferred stock warrants	—	$—	$—	66,075	$661	$0.55

Such fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

	August 6, 2010	December 31, 2009
Expected volatility	70%	70%
Expected term (in years)	1.4-6.9	1.9-7.5
Risk-free interest rate	0.25%-2.21%	0.96%-2.86%
Expected dividend yield	0%	0%

The increase (decrease) in the fair value of the stock warrants totaled $8,000 and $(5,000) for the three months ended September 30, 2010 and 2009, respectively, and $(467,000) and $(10,000) for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the fair value for the nine months ended September 30, 2010 is due to the decrease in the fair value of the common stock to $5.00 based upon the closing of the Company’s IPO in August 2010. All outstanding common stock warrants are exercisable as of September 30, 2010 and December 31, 2009 and will expire between one and seven years from September 30, 2010.

Note 4. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes (the “2009 Notes”) in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes (including interest

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

thereon) were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recorded a beneficial conversion charge of $2.9 million related to the conversion of the 2009 Notes at a discount to the IPO price and $155,000 and $912,000 of additional interest expense related to the 2009 Notes for the three months and nine months ended September 30, 2010, respectively. There was no interest expense incurred related to the 2009 Notes for the three months and nine months ended September 30, 2009.

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

Note 5. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to the closing of the IPO, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue shares of Series A-1 convertible preferred stock and Series A-2 and B redeemable convertible preferred stock, which hereafter are collectively referred to as convertible preferred stock. All preferred stock was convertible into common stock based on the relationship of the original issue price and the then effective conversion price for each series of stock, subject to adjustments for anti-dilution. Upon the closing of the IPO on August 6, 2010, all convertible preferred stock automatically converted into 7,943,959 shares of common stock at a ratio of one share of common stock for every 8.6 shares of convertible preferred stock.

A summary of convertible preferred stock is as follows (in thousands, except share and per share data):

	Issued Price per Share	December 31, 2009
		Shares Authorized and Designated	Issued and Outstanding Shares	Aggregate Liquidation Preference	Carrying Value
Series A-1	$0.55	1,676,453	1,454,545	$800	$729
Series A-2	0.55	37,168,185	36,363,641	20,000	19,930
Series B	1.00	31,000,000	30,500,000	30,500	30,423

Total		69,844,638	68,318,186	$51,300	$51,082

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

Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance of the following:

	September 30, 2010	December 31, 2009
Convertible preferred stock	—	7,943,959
Common stock warrants	66,075	—
Warrants for preferred stock	—	66,075
Common stock options outstanding	1,210,804	974,175
Common stock options available for future grant	2,507,065	43,045

Total common shares reserved for issuance	3,783,944	9,027,254

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 6. Stock-based Compensation

During 2006, the Company adopted an equity compensation plan, the 2006 Equity Incentive Plan (the “2006 Plan”), for eligible employees, officers, directors, advisors and consultants. The 2006 Plan provided for the grant of up to 1,588,495 incentive and nonstatutory stock options. The terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the 2006 Plan. Options granted by the Company under the 2006 Plan generally vest over four years and are exercisable after they have been granted and up to ten years from the date of grant. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. If an optionholder exercises an option prior to the vesting of such option, the Company has the right, in the event of termination of employment, to repurchase unvested shares issued under the 2006 Plan at the original issue price. In connection with the IPO, the 2010 Equity Incentive Plan (the “2010 Plan”), the 2010 Non-Employee Directors’ Stock Option Plan (the “2010 Directors’ Plan”) and the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) became effective immediately upon the signing of the underwriting agreement for the IPO.

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

The Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s balance sheets. As of September 30, 2010 and December 31, 2009, there were 58,035 and 136,577 unvested shares of the Company’s common stock outstanding, respectively, and $30,000 and $85,000 of related recorded liability, respectively.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	974,178	$1.36	8.36
Granted	241,750	$4.00
Exercised	(1,143)	$0.75
Canceled	(3,981)	$1.22

Options outstanding at September 30, 2010	1,210,804	$1.89	8.07	$2,634

Options vested or expected to vest at September 30, 2010	1,207,997	$1.89	8.07	$2,633

Options exercisable at September 30, 2010	668,490	$1.09	7.39	$1,939

At September 30, 2010 and December 31, 2009, there was approximately $1.7 million and $1.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.55 and 2.18 years, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share-weighted average fair value of stock options granted to employees during the nine months ended September 30, 2010 was $2.53.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the nine months ended September 30, 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	70%
Expected term (in years)	5.77-6.25
Risk-free interest rate	1.41%-1.70%
Expected dividend yield	0%

Expected Volatility.    The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development.

Expected Term.    The Company elected to utilize the “simplified” method for “plain vanilla” options to value stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Risk-free Interest Rate.    The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

Expected Dividend Yield.    The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience. Groups of employees that have similar historical forfeiture behavior are considered separately for expense recognition.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes recent stock option grant activity:

Grant Date	Number of Shares Subject to Options Granted	Exercise Price per Share	Weighted Average Estimated Fair Value of Common Stock per Share at Date of Grant
September 1, 2010	241,750	$4.00	$2.53

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. The Company granted 1,500 stock options to non-employees during the nine months ended September 30, 2010.

In connection with the non-employee options, the Company recognized expense of $(11,000) and $19,000 during the three months ended September 30, 2010 and 2009, respectively, and $18,000 and $69,000 during the nine months ended September 30, 2010 and 2009, respectively.

Stock-Based Compensation Summary.    Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$75	$85	$238	$355
General and administrative	160	95	393	438

Total	$235	$180	$631	$793

Since the Company had a net operating loss carryforward as of September 30, 2010, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the three or nine months ended September 30, 2010 and 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 7. Comprehensive Income

Comprehensive income was comprised of the following for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(8,497)	$(3,504)	$(15,113)	$(15,369)
Unrealized loss on available- for- sale investments	—	(2)	—	(12)

Total	$(8,497)	$(3,506)	$(15,113)	$(15,381)

Note 8. Commitments

In March 2010, the Company amended its facility lease to expand its premises and extend the term of the lease to December 31, 2010. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended September 30, 2010 and 2009 was $107,000 and $104,000, respectively. Rent expense for the nine months ended September 30, 2010 and 2009 was $340,000 and $ 311,000, respectively. See Note 10 Subsequent Events for further discussion of the Company’s lease obligations.

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

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 10. Subsequent Events

In October 2010, the Company amended its facility lease to extend the term of the lease to June 30, 2012. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. To the extent the Company makes any facility improvements, the Company is required to pay for those improvements and will amortize those costs over the remaining lease term. The Company’s amended lease includes options to extend the term for up to 18 additional months beyond the current termination date. Under the terms of the lease, the Company is required to make remaining minimum lease payments of $107,000 in 2010, $443,000 in 2011 and $229,000 in 2012 for a total of $779,000.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2010, and events which occurred subsequently but were not recognized in the financial statements. There were no other subsequent events which required recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed by us with the Securities and Exchange Commission, or SEC, on August 3, 2010 relating to our Registration Statement on Form S-1/A (File No. 333-1 62945) for our initial public offering.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes” , “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious, life threatening infections. We are developing torezolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. We initiated our Phase 3 clinical program for torezolid phosphate in August 2010. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under two contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, and the other funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense.

We acquired worldwide rights to torezolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed torezolid phosphate from filing an Investigational New Drug Application, or IND, through initiation of our first Phase 3 clinical trial. In addition, we have substantially lowered the manufacturing costs of torezolid phosphate.

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

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have never been profitable and have incurred significant net losses since our inception. As of September 30, 2010, we had an accumulated deficit of $68.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with torezolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of torezolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

We completed the following transactions in August, 2010:

•

On August 6, 2010, we completed our initial public offering, or IPO, of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. In the IPO, we sold 10,000,000 shares of our common stock, at a price of $5.00 per share. As a result of the IPO, we raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

•

Upon the closing of the IPO, 1,454,545 shares of our convertible preferred stock and 66,863,641 shares of our redeemable convertible preferred stock automatically converted into 7,943,959 shares of our common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of our common stock, a beneficial conversion charge related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of the warrants to purchase preferred stock into warrants to purchase common stock.

Financial overview

Revenues

We derived substantially all of our revenues from our NIAID and DTRA contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We have recognized $16.4 million of revenues from inception through September 30, 2010. Other than federal funding, we do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such product candidates. We continue to pursue government contract funding for preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we may generate revenues from those product candidates.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Clinical and nonclinical research and development (including manufacturing)	$4,321	$2,350	$8,898	$11,629
Preclinical research and development	1,718	1,908	4,777	4,935

Total	$6,039	$4,258	$13,675	$16,564

At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of torezolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing torezolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue our Phase 3 clinical program for torezolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of torezolid phosphate for additional indications, as well as to advance our preclinical programs.

The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

•	Per patient trial costs;

•	The number of sites included in the trials;

•	The countries in which the trials are conducted;

•	The length of time required to enroll eligible patients;

•	The number of patients that participate in the trials;

•	The number of doses that patients receive;

•	The cost of comparative agents used in trials;

•	The drop-out or discontinuation rates of patients;

•	Potential additional safety monitoring or other studies requested by regulatory agencies;

•	The duration of patient follow-up; and

•	The efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance and business development. Other significant expenses include legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal services. We expect our general and administrative expense to increase as we continue to operate as a public company and build our corporate infrastructure in support of continued development of torezolid phosphate and our preclinical programs. These increases likely will include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of a $2.9 million beneficial conversion charge related to the conversion of our notes payable balances to common stock upon our IPO as well as interest accrued on the notes payable prior to their conversion. Interest expense is also comprised of interest accrued or paid on our capital leases and non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues

The following table summarizes our revenues for the three months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Contract research	$1,940	$1,662	$278	17%
Collaborations	—	29	(29)	(100)%

Total	$1,940	$1,691	$249	15%

Total revenues increased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to commencement of work under our DTRA contract which was entered into in April 2010.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Research and development expenses	$6,039	$4,258	$1,781	42%

During the three months ended September 30, 2010, our research and development costs related primarily of preparation for and initiation of our Phase 3 clinical trials of torezolid phosphate for which the first patient was dosed in August 2010 as well as research under our NIAID and DTRA contracts. Costs related to these activities resulted in increases in clinical trial expenses of approximately $2.2 million. This increase was offset by approximately $800,000 in manufacturing costs to produce clinical drug product incurred during the three months ended September 30, 2009.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
General and administrative expenses	$1,296	$937	$359	38%

The increase in general and administrative expenses was due primarily to $216,000 of additional costs related to operating as a publicly-traded company in 2010 and $65,000 in additional stock-based compensation.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended September 30,		Change	% Change
	2010	2009
Interest income	$1	$5	$(4)	(80)%
Interest expense	(3,095)	(1)	(3,094)	309,400%
Other income (expense)	(8)	(4)	(4)	100%

Total	$(3,102)	$—	$(3,102)	(310,200)%

The decrease in interest income for the three months ended September 30, 2010 resulted from lower prevailing interest rates as compared to the three months ended September 30, 2009. The increase in interest expense for the three months ended September 30, 2010 was primarily attributable to the beneficial conversion charge of $2.9 million that was recognized when the convertible notes payable that were issued in November 2009 and related accrued interest were converted to common stock upon closing of our IPO.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Contract research	$5,511	$3,949	$1,562	40%
Collaborations	—	35	(35)	(100)%

Total	$5,511	$3,984	$1,527	38%

Total revenues increased for the first nine months of 2010 as compared to 2009 due primarily to commencement of work under our DTRA contract which was entered into in April 2010.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Research and development expenses	$13,675	$16,564	$(2,889)	(17)%

During the nine months ended September 30, 2010, our research and development costs related primarily to preparation for the initiation of our Phase 3 clinical trials of torezolid phosphate for which the first patient was dosed in August 2010 as well as research under our NIAID and DTRA contracts. Costs related to these activities decreased when compared to the same period in 2009 primarily due to $2.7 million in manufacturing costs for clinical drug product that were incurred during 2009 in anticipation of the commencement of Phase 3 clinical trials of torezolid phosphate.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
General and administrative expenses	$3,527	$2,790	$737	26%

The increase in general and administrative expenses was due primarily to additional expenses related to our operating as a publicly-traded company in 2010.

Other Income (Expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	% Change
	2010	2009
Interest income	$1	$36	$(35)	(97)%
Interest expense	(3,889)	(18)	(3,871)	21,506%
Other income (expense)	466	(17)	483	2,841%

Total	$(3,422)	$1	$(3,423)	(342,300)%

The decrease in interest income for the nine months ended September 30, 2010 resulted from lower prevailing interest rates as compared to the nine months ended September 30, 2009. The increase in interest expense for the nine months ended September 30, 2010 was primarily attributable to the beneficial conversion charge of $2.9 million that was recognized when the convertible notes payable that were issued in November 2009 and related accrued interest were converted to common stock upon the closing of our IPO. The increase in other income (expense) for the nine months ended September 30, 2010 resulted from revaluing our preferred stock warrants downward based on our final IPO price of $5.00 per share.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our NIAID and DTRA contracts and research grants. As of September 30, 2010, we had cash and cash equivalents of approximately $54.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of September 30, 2010, our funds are held in cash and money market funds.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(9,969)	$(14,165)
Net cash provided by (used in) investing activities	(297)	6,790
Net cash provided by (used in) financing activities	46,374	(129)

Net increase (decrease) in cash and cash equivalents	$36,108	$(7,504)

During the nine months ended September 30, 2010 and 2009 our operating activities used cash of $10.0 million and $14.2 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The decrease in cash used in operations during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to the completion of Phase 2 clinical trials which was partially offset by an increase in clinical drug manufacturing costs in preparation for Phase 3 clinical trials related to torezolid phosphate in 2009.

During the nine months ended September 30, 2010, our investing activities used cash of $297,000 to purchase fixed assets. For the nine months ended September 30, 2009, our investing activities provided cash of $6.8 million primarily attributable to the maturity of short-term investments. During the nine months ended September 30, 2010, financing activities provided $48.4 million in cash which was primarily derived from our IPO. During the nine months ended September 30, 2010 and 2009, financing activities used cash of $2.0 million and $129,000, respectively, which was primarily related to IPO costs in 2010 and debt service for capital leases.

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

On August 6, 2010, we completed our IPO of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. In our IPO, we sold 10,000,000 shares of our common stock, at a price of $5.00 per share. As a result of the IPO, we raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due by period at September 30, 2010:

	Payment by Period
	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$107	$107	$—	$—	$—

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

Our cash and cash equivalents as of September 30, 2010 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not have any foreign currency or other derivative financial instruments.

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

As of September 30, 2010, we had an accumulated deficit of $68.4 million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of our securities and through research funding from the United States government. We expect to continue to incur substantial additional operating losses for the next several years as we advance torezolid phosphate and our preclinical programs. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for torezolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

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

•

Pursuing clinical development of torezolid phosphate for the treatment of other indications, including community-acquired bacterial pneumonia, or CABP, hospital-acquired pneumonia, or HAP, ventilator- acquired pneumonia, or VAP and bacteremia; and

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

•	Pursue clinical development of torezolid phosphate for the treatment of other indications, including CABP, HAP, VAP, and bacteremia; and

•	Continue our discovery and development programs to advance our internal product pipeline.

On August 6, 2010, we completed our IPO raising $45.1 million in net proceeds. We expect that the net proceeds from our IPO and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through mid-2012. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize torezolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize torezolid phosphate. To date, we have completed one Phase 2 clinical trial and six Phase 1 clinical trials of torezolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA, and based on the feedback we received and guidance from the FDA, we are currently conducting one Phase 3 clinical trial and planning a second Phase 3 clinical trial of torezolid phosphate for the treatment of ABSSSI, along with parallel, additional clinical safety and special population Phase 1 clinical trials necessary for registration. We commenced our first Phase 3 clinical trial during August 2010. If our Phase 3 clinical trials are successful, we plan to use them as a basis for a new drug application, or NDA, seeking approval to commercialize the IV and oral dosage forms of torezolid phosphate for treatment of ABSSSI. We cannot commercialize torezolid phosphate prior to obtaining FDA approval. However, torezolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of serious adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for torezolid phosphate will be completed timely or at all, or that we will be able to obtain FDA approval for this product. If we are not able to commercialize torezolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Torezolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results we have seen to date in our Phase 2 clinical trial of torezolid phosphate in patients with complicated skin and skin structure infections, or cSSSI, does not ensure that later clinical trials, such as our ongoing and planned Phase 3 clinical trials for the treatment of ABSSSI, will demonstrate similar results. Investigational drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for torezolid phosphate, we do not know whether any Phase 3 or other clinical and nonclinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market torezolid phosphate. In addition, based on our discussions and agreement with the FDA, the design of our ongoing and planned Phase 3 clinical trials of torezolid phosphate differ in certain ways from our Phase 2 clinical trial. Those design changes may lead to unexpected results in our Phase 3 clinical trials. If future clinical or nonclinical trials do not produce favorable results, our ability to obtain regulatory approval for torezolid phosphate or our preclinical programs may be adversely impacted.

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

We may experience delays in clinical trials of our product candidates. To date, torezolid phosphate has completed a Phase 2 clinical trial for the treatment of cSSSI. We plan to conduct two Phase 3 clinical trials of torezolid phosphate for the treatment of ABSSSI, the first of which began in August 2010, and we anticipate receiving top-line data from this clinical trial by early 2012. At present, we do not plan to initiate the second Phase 3 trial until receiving top line data from the first trial. In parallel with the ongoing Phase 3 trial, we are conducting additional clinical safety, pharmacology and special population Phase 1 clinical trials necessary for registration. If our Phase 3 clinical trials are successful, we intend to use these trials as a basis to file an NDA for the approval of the IV and oral dosage forms of torezolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, enrollment criteria imposed by the FDA, the proximity of patients to clinical sites, the eligibility criteria for participating in the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we could encounter delays in our clinical trials of torezolid phosphate if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of torezolid phosphate in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. In addition, because we are the first sponsor to enroll an ABSSSI Phase 3 clinical trial under new regulatory guidance, we do not have a reliable basis from which to project or otherwise predict enrollment rates or timing for our ongoing Phase 3 clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

Generic antibiotic therapies are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services. We anticipate that, if approved, torezolid phosphate will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. For example, torezolid phosphate, if approved, will initially face competition from the inexpensive generic forms of vancomycin that are currently available and, in the future, would face additional competition from a generic form of linezolid when the patents covering it are expected to expire in 2015, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payors that the key differentiating features of torezolid phosphate translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic antibiotics.

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

The competition in the market for antibiotics is intense. If approved, torezolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro; and telavancin, marketed by Theravance, Inc. and Astellas Pharma, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid and telavancin are all approved treatments for serious gram-positive infections such as cSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of torezolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics.

In addition, if approved, torezolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include ceftobiprole, under development by Basilea Pharmaceutica AG and approved in Canada and Switzerland, CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, and PTK 0796, under development by Paratek Pharmaceuticals, Inc. and Novartis AG, which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, torezolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before torezolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of torezolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize torezolid phosphate and our results of operations will suffer.

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

As of September 30, 2010, we employed 45 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize torezolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop torezolid phosphate for additional indications, our commercial opportunity will be limited.

To date, we have focused primarily on the development of torezolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of torezolid phosphate for other indications, including CABP, HAP, VAP and bacteremia. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize torezolid phosphate for the treatment of these additional indications. The development of torezolid phosphate for these additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market torezolid phosphate for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize torezolid phosphate for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

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

The FDA recently revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue the revised draft guidance for ABSSSI or, after incorporating public feedback on the draft guidance, when the FDA will issue its final guidance on ABSSSI. In addition, the FDA released in March 2010 a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In February 2010, the European Medicines Agency, or EMEA, issued its draft revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” As with the FDA, the timing for the issuance of the EMEA finalized guideline document, as well as its contents, is not known.

Along with the information in the new draft guidance for ABSSSI, we have received input from the FDA regarding specific changes that are being contemplated. Based on this input, we know that the enrollment criteria for patients in our Phase 3 clinical trials for treatment of ABSSSI are different than those that were applicable under the July 1998 guidance regarding cSSSI. As a result, we need to enroll patients with a different proportion of infection types than we enrolled in our completed Phase 2 clinical trial for the treatment of cSSSI. In addition, the new draft guidance recommends a change in the time at which the clinical cure is tested relative to the end of antibiotic therapy. As part of the SPA procedure, we have reached agreement with the FDA on the appropriate proportion of patients and time at which the clinical cure will be tested in our first Phase 3 clinical trial of torezolid phosphate.

While we have received information from the FDA regarding certain aspects that have been incorporated into the new draft guidance, we will not know the potential impact that any finalized guidance, should it issued, may have on the design and conduct of our planned Phase 3 clinical trials and supportive studies or on the FDA’s approval of ABSSSI as the indication for which we are seeking approval, which could potentially significantly increase the time and cost required for us to conduct and complete these trials if size and scope were to be modified. Additionally, changes in regulatory requirements due to the adoption by FDA and/or foreign health authorities of new legislation, regulation, or policies may require us to amend clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may impact the cost, timing and completion of the clinical trials.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices regulations. If we or a regulatory agency discovers problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. The FDA and other regulatory authorities may also revisit the risk-benefit profile of an approved product if, for example, previously unknown problems with a product, such as AEs of unanticipated severity of frequency arise. In such circumstances, the FDA or other regulatory authorities may withdraw approval, require new warnings or other labeling changes to limit use of the drug, impose new study or monitoring requirements or require that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our partners fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for torezolid phosphate and other product candidates in the United States and other countries. Through our license agreement with Dong-A, we currently hold an issued United States utility patent, a pending United States utility patent application and issued and pending foreign national and regional counterpart patent applications covering various aspects of torezolid and torezolid phosphate. In addition, we own pending United States utility and provisional patent applications and Patent Cooperation Treaty applications directed to aspects of torezolid phosphate discovered by our scientists. The patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. Further, the future patents to which we have rights based on our agreement with Dong-A, or that we file on our own, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent applications we licensed or own with respect to torezolid phosphate or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, torezolid phosphate and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced. In addition, we do not know whether:

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay these fees due to foreign patent agencies. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

For the year ending December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2011.

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

Pursuant to our 2010 Equity Incentive Plan, or the 2010 Plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Plan will automatically increase each year by an amount equal to the lesser of 800,000 shares and 3% of all shares of our capital stock outstanding as of January 1st of such year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Currently, we plan to register the increased number of shares available for issuance under our 2010 Plan each year. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Use of Proceeds

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-162945) that was declared effective by the SEC on August 2, 2010, which registered an aggregate of 10,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On August 6, 2010, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $5.00 per share, for an aggregate gross offering price of $50,000,000 to us. The over-allotment option was not exercised. The underwriters of the offering were Citigroup Global Markets Inc., Piper Jaffray & Co., Canaccord Genuity Inc. and JMP Securities LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $1.6 million in connection with the offering. In addition, we incurred additional costs of approximately $3.3 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $4.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $45.1 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of October 31, 2010, we had invested approximately $45.1 million of net proceeds from our IPO in money market funds and in government agency securities and we intend to invest these funds in the future in some combination of government agency and/or corporate securities with the balance of the net proceeds held in money market funds in accordance with our investment policy. Through November 12, 2010, we have not yet used any of the net proceeds from our IPO. We intend to use the proceeds to fund clinical and nonclinical research and development costs for torezolid phosphate for the treatment of ABSSSI and other indications and fund working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 5.	Other Information

On September 29, 2010, the Company amended its lease facility to extend the term of the lease to June 30, 2012 and provide for additional options to extend the lease through December 31, 2013.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Trius Therapeutics, Inc. on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Trius Therapeutics, Inc. on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Trius Therapeutics, Inc. on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Trius Therapeutics, Inc. on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among Trius Therapeutics, Inc. and certain of its stockholders.

10.1	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-162945), as amended, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: November 12, 2010	By:	/S/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2010	By:	/S/ MICHAEL MORNEAU
Michael Morneau Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Trius Therapeutics, Inc. on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Trius Therapeutics, Inc. on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Trius Therapeutics, Inc. on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Trius Therapeutics, Inc. on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among Trius Therapeutics, Inc. and certain of its stockholders.

10.1	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Vice President Finance and Chief Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-162945), as amended, filed with the Securities and Exchange Commission.