Form 10-K
period 2010-12-31
Trius Therapeutics Inc
filed 2011-03-25
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-34828

TRIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1320630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6310 Nancy Ridge Drive, Suite 101 San Diego, California 92121	92121 (Zip Code)
(Address of Principal Executive Offices)

(858) 452-0370

Registrant’s telephone number, including area code

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no market for the registrant’s common equity as of such date.

As of March 21, 2011, there were 23,659,333 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the registrant’s 2011 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

TRIUS THERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative). Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. These statements include but are not limited to statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

PART I.

ITEM 1.	BUSINESS

BUSINESS

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing torezolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. We initiated our Phase 3 clinical program for torezolid phosphate for the treatment of ABSSSI in August 2010. We completed a Phase 1 clinical trial, during the first quarter of 2011, which evaluated the ability of torezolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of torezolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of torezolid phosphate that we are currently testing for skin infections. We are also evaluating potential strategic alliances for an ex-US territory that reflect the strong value that we have created with torezolid phosphate. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under two contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, and the other funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense.

Our first product candidate, torezolid phosphate is an IV and orally administered second generation oxazolidinone. We are currently conducting a Phase 3 clinical trial of the oral dosage form for the treatment of ABSSSI, including methicillin-resistant Staphylococcus aureus, or MRSA. Oxazolidinones are a class of synthetic compounds used as antibiotics. A second generation oxazolidinone is chemically differentiated from, and designed for improved safety, potency, resistance and spectrum of activity over, the first generation of oxazolidinones that were clinically developed. Gram-positive infections are caused by bacteria that possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s method. There is currently only one approved first generation oxazolidinone, linezolid (marketed by Pfizer, Inc., or Pfizer, as Zyvox), which is currently the leading branded antibiotic for serious gram-positive infections with reported worldwide sales of $1.2 billion in 2010. While there are several currently marketed antibiotics labeled for serious gram-positive infections, Zyvox is the only currently marketed antibiotic labeled for MRSA that is available in both IV and oral dosage forms. We believe torezolid phosphate offers a number of important potential advantages over linezolid, including greater potency, once daily dosing, predictable drug exposure, a shorter course of therapy, in vivo bactericidal (i.e., bacterial killing) activity, lower frequency of resistance, activity against linezolid-resistant bacterial strains and an improved safety profile. We believe that these potential advantages over linezolid may result in lower cost of care for patients with serious gram-positive infections by providing for a more rapid and effective cure and an improved safety profile with greater patient compliance, resulting in earlier discharge from the hospital and lower incidence of resistance.

In June 2009, we announced positive results from our Phase 2 clinical trial of three oral doses (200, 300 and 400 mg once daily) of torezolid phosphate administered for five to seven days in patients with cSSSI. Ninety-one percent of patients randomized to receive a once daily 200 mg dose of torezolid phosphate, which we are using in our Phase 3 clinical program, responded positively within 48 hours of receiving the initial dose, as determined by the cessation of spread of the infected lesion and the absence of fever. In the clinically evaluable patients, the cure rate was 96% overall and 98% for the 200 mg dose, as determined by the clinical investigator’s assessment at the end of therapy. The majority of patients in this trial were diagnosed with MRSA infections, of which 100% receiving the 200 mg dose were cured. In addition to our Phase 2 clinical trial, we have completed six Phase 1 clinical trials of the oral dosage form of torezolid phosphate and one Phase 1 clinical trial of the IV dosage form of torezolid phosphate. The results of our completed clinical trials to date demonstrated that the 200 mg dose of torezolid phosphate was highly effective against gram-positive pathogens including MRSA, could be dosed once daily for a course of therapy that is half the number of days of the labeled dosing regimen of linezolid for cSSSI and had a favorable safety and tolerability profile compared to linezolid, as demonstrated by dosing of up to 21 days.

Under our torezolid phosphate clinical program, we plan to develop torezolid phosphate to treat multiple clinical indications, including ABSSSI and other important indications involving infections of the lung and blood, such as hospital acquired pneumonia, or HAP, ventilator acquired pneumonia, or VAP, and bacteremia. Initially, we are developing torezolid phosphate for the treatment of ABSSSI. We opened our Investigational New Drug applications, or INDs, for the IV and oral dosage forms of torezolid phosphate in August 2009 and November 2007, respectively. Based upon guidance we have received from the United States Food and Drug Administration, or FDA, we plan to conduct two Phase 3 clinical trials for the treatment of ABSSSI. In our first Phase 3 clinical trial which was initiated in August 2010, we are testing the oral dosage form of torezolid phosphate. In our second Phase 3 clinical trial, we plan to initiate patients on IV therapy and transition them to oral therapy. Both trials will be randomized, double-blind studies and will use linezolid as the comparator. We have reached agreement with the FDA on a Special Protocol Assessment, or SPA, for our first Phase 3 clinical trial of the oral dosage form of torezolid phosphate and expect to reach agreement with the FDA on a SPA for our second Phase 3 clinical trial in which patients will be initiated with IV therapy and subsequently transitioned to the oral dosage form of torezolid phosphate by the end of the third quarter of 2011. The SPA process creates a written agreement between the FDA and a sponsor concerning the clinical trial design, clinical endpoints and other clinical trial issues that can be used to support regulatory approval of a drug candidate. The process is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved and there is a favorable risk-benefit profile, the data may serve as the primary basis of an efficacy claim in support of a New Drug Application, or NDA. We commenced our Phase 3 clinical program in August 2010 and expect to complete enrollment this year and report top-line data from our first Phase 3 clinical trial in early 2012. The potential use of torezolid phosphate to treat follow-on indications involving infections of the lung and blood, such as HAP, VAP and bacteremia, is supported by an extensive, published body of nonclinical data from predictive animal studies. During the first quarter of 2011, we completed a Phase 1 clinical trial which evaluated the ability of torezolid phosphate to penetrate into the lung, for potential use in treating lung infections. The results showed that the same 200 mg, once daily dose of torezolid that we are currently testing for ABSSSI, also distributed into the lung at concentrations well above that needed to treat infections caused by key gram positive pathogens. Based on these results we plan to pursue further development of torezolid phosphate for the treatment of pneumonia using the same once daily 200 mg dose. If we obtain regulatory approval, we plan to commercialize torezolid phosphate through our own hospital directed sales force in the United States and/or in collaboration with third parties, and to out-license torezolid phosphate to, or collaborate with, third parties in other countries as we deem appropriate.

We have developed a proprietary discovery platform, called focused antisense screening technology, or FAST, which uses antisense technology to validate suitable bacterial drug targets. We have also developed state-of-the-art capabilities in structure based drug design, or SBDD. These proprietary capabilities enable us to rapidly identify optimal bacterial targets and subsequently design highly potent and selective small molecule inhibitors which we believe will enable us to develop new differentiated antibiotics. We have used these capabilities as the basis for our current preclinical programs. Our first preclinical program is directed against the enzyme targets GyrB and ParE to treat broad-spectrum infections, or those caused by bacteria of either the gram-positive or gram-negative category. In September 2008, we were awarded up to $27.7 million to support this program’s gram-negative efforts through a procurement contract of up to five years with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health. Our second preclinical program targets antibacterial compounds from marine natural products libraries to also treat broad-spectrum infections. In April 2010, we were awarded up to $29.5 million to support this program’s gram-negative efforts through a four and one-half year contract with the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense.

The following table summarizes the target indications, dosage forms, stage of development and future plans for our torezolid phosphate clinical program and our preclinical programs.

Our Strategy

Our strategy is to discover and develop a pipeline of antibiotics focused on the treatment of serious, life-threatening infections, consisting of torezolid phosphate and additional compounds discovered internally using our proprietary discovery platform.

With respect to torezolid phosphate, our strategy is to:

•	Conduct two Phase 3 clinical trials for the treatment of ABSSSI, the first of which we initiated in August 2010;

•	Pursue further clinical development for the treatment of pneumonia;

•	Pursue clinical development for the treatment of other indications;

•	Obtain regulatory approval for the treatment of ABSSSI initially in the United States and subsequently in the European Union, or EU;

•	Build a hospital-directed sales force and/or collaborate with third parties for commercialization in the United States; and

•	Out-license rights to, or collaborate with, third parties for commercialization outside of the United States.

With respect to our preclinical programs and proprietary discovery platform, our strategy is to:

•	Advance our preclinical programs into clinical development;

•	Actively pursue additional government contract revenues to support the discovery and development of additional compounds; and

•	Continue to use our proprietary discovery platform to discover additional antibiotics that we may develop internally or with third parties.

To execute on our strategy, we have built a strong management team with significant development and regulatory experience. Our senior management team consists of eight individuals who collectively have been involved in the development and approval of a significant number of anti-infective drugs.

As of March 7, 2011, we had 53 employees, of which 20 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

Background on the Antibiotic Market

Bacterial infections are caused by pathogens present in the environment that enter the body and overwhelm the body’s immune system. These bacteria establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including infections of the skin, lung, blood, bone, heart and urinary tract.

Bacteria are differentiated into two broad categories based on the structure of the bacterial envelope. Gram-positive bacteria possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s method. Gram-negative bacteria possess two membranes with a thin cell wall and lose the stain or are decolorized when subjected to Gram’s method of staining. Some bacteria, such as Chlamydia, have a modified cell wall and are referred to as “atypical.” The most clinically relevant gram-positive bacteria include staphylococci, streptococci and enterococci. Common infections that are caused by gram-positive bacteria and result in hospitalization include infections of the skin, lung, blood and bone.

Antibacterial agents, also referred to as antibiotics, work by inhibiting a function essential to a bacterium’s growth or survival, usually by binding to and thereby inhibiting one, or occasionally more than one, specific “target” in a bacterial cell. Antibiotics are classified by both the type of bacteria against which they are effective, such as gram-positive or gram-negative bacteria, as well as their basic molecular structure, which is known as their antibiotic “class.” Antibiotics are typically differentiated based on several characteristics, the most important of which are:

•

Potency. The potency of an antibiotic is generally expressed as the minimum inhibitory concentration, or MIC, measured in micrograms per milliliter, needed to arrest bacterial growth in vitro, which means that it occurs outside of a living organism under laboratory conditions. Potency against a panel of bacterial strains is expressed as MIC90, which refers to the concentration needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. A lower MIC90 indicates greater potency against a particular bacterium.

•

Dosing Schedule and Duration. The number of times per day that an antibiotic is administered is referred to as its dosing schedule. This can be once daily, twice daily or more frequent. Once daily dosing and shorter duration of therapy have been demonstrated to correlate with higher patient compliance.

•

Cidality. Antibiotics are classified by whether their inhibitory effect results in growth arrest, referred to as bacteriostatic, or the killing of the bacterial pathogen, referred to as bactericidal. Such activity is observed either in vitro, or in vivo, which means that it occurs within a living organism. In general, clinicians prefer to treat severe infections with antibiotics that have bactericidal activity.

•

Spectrum of Coverage. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as broad spectrum. Those that are active only against gram-positive or gram-negative bacteria are referred to as focused spectrum. Antibiotics that are active against a select subset of gram-positive or gram-negative bacteria are referred to as narrow spectrum. In general, once a pathogen has been identified, clinicians prefer focused spectrum antibiotics to limit the development of resistance.

•

Route of Administration. Antibiotics are usually administered intravenously or orally. Most antibiotics for serious infections are available only as IV dosage forms and are typically administered by a healthcare professional.

•

Pharmacokinetics. Antibiotics are evaluated based on the effect of the body on the drug, including the absorption, distribution, metabolism and excretion of the drug by the body, as reflected by measuring drug concentration over time. Less patient-to-patient variability in the concentration of the antibiotic in blood generally means that drug exposure, and subsequently, the drug’s efficacy and safety is more predictable across a broad patient population.

•

Resistance. The use of antibiotics can select for bacterial strains with decreased susceptibility to the antibiotic. The frequency at which a resistance mutation appears, an indicator of the likelihood that resistance will develop, can be experimentally determined.

•

Safety and Tolerability. The safety of an antibiotic is assessed based on its impact on blood parameters, kidney or liver enzymes, changes in cardiovascular or other physiological signals and effects on other vital organ and tissue functions typically expressed by abnormal clinical laboratory tests or parameters. The tolerability of an antibiotic is characterized by the type and number of adverse events, or AEs. Examples of AEs include nausea, vomiting, headache, dizziness or other expressions of discomfort.

Generally, new antibiotics have offered improvements in one or more of the above characteristics over older members of the same class. In addition, new classes of antibiotics have been discovered that provide advantages over other, older classes. Over the last 40 years there have been only two new classes of antibiotics introduced to treat infections caused by gram-positive bacteria, including MRSA. These new classes offered greater potency against MRSA and an improved safety profile over older alternatives. However, there is still a significant need for new antibiotics with improved potency, convenience, resistance and safety profiles, particularly those that also target MRSA infections.

The Need for New Antibiotics for Drug-Resistant Gram-Positive Pathogens

There is a significant need for new antibiotics to treat serious gram-positive infections, due primarily to the growing incidence of drug resistance to currently marketed antibiotics. By far the most prevalent resistant gram-positive bacterial pathogen in the hospital and community today is MRSA. The market for antibiotics labeled for MRSA is growing rapidly. According to IMS Health, the total United States sales of the five antibiotics labeled for MRSA grew from $778 million in 2005 to $1.5 billion in 2009. We believe that this market will continue to grow rapidly due to several factors:

•

Increasing obsolescence of vancomycin. The most widely prescribed antibiotic for treating gram-positive infections is vancomycin IV, which accounted for 79% of in-hospital days of therapy in the United States for gram-positive infections in 2009. It is administered twice daily as an IV infusion and for many years had been reserved for use only after treatment with other antibiotics has failed. However, the emergence of MRSA has led to an increase in use of vancomycin as the initial treatment assuming the presence of MRSA before it has been confirmed. This increasing usage, in turn, has contributed to the emergence of vancomycin-resistant bacteria such as vancomycin-resistant Enterococcus, or VRE, and vancomycin-intermediate Staphylococcus aureus, or VISA. The latter strain is of particular concern given the high rate of MRSA infections in the hospital and community. Based on the rapid rise of MRSA with reduced susceptibility to vancomycin, we believe that vancomycin may soon be rendered obsolete as a treatment for MRSA and that new, more effective antibiotics, are increasingly replacing vancomycin as the standard treatment for MRSA infections.

•

Demand for focused spectrum agents. The use of broad spectrum antibiotics, such as cephalosporins and quinolones, which have both gram-positive and gram-negative activity, has led to a dramatic increase in the prevalence of infectious diarrhea caused by highly virulent strains of Clostridium difficile. Further, the use of these agents is leading to increased prevalence of MRSA strains that are cross-resistant to these agents. Consequently, there is a significant and growing need for focused spectrum drugs with potent activity against MRSA.

•

Demand for both IV and orally available antibiotics. The majority of recently introduced antibiotics designed to treat MRSA are available only in IV dosage form and must be administered by a healthcare professional. With the increased pressure to reduce the costs of healthcare, there is a significant need for antibiotics that are available in both IV and oral dosage forms so that patients can be transitioned to oral therapy and, therefore, discharged earlier from the hospital or treated on an outpatient basis.

Despite the significant need for new antibiotics with the above attributes, over the last 40 years, only two new classes of focused spectrum antibiotics have been marketed for the treatment of infections caused by gram-positive bacteria: the oxazolidinones, introduced to the market in 2000, and the lipopeptides, introduced to the market in 2003. To date, only one antibiotic has been approved in each of these new classes: Zyvox (linezolid), an oxazolidinone; and Cubicin (daptomycin), a lipopeptide. Sales of these two antibiotics accounted for 75% of the 2009 revenues for antibiotics labeled for MRSA in the United States. We believe that both Zyvox and Cubicin have been commercially successful because of their activity against drug-resistant gram-positive bacteria, particularly MRSA, although resistance to these antibiotics has been increasing.

Cubicin is a lipopeptide antibiotic that can be dosed once daily by IV infusion. It is labeled for the treatment of cSSSI, bacteremia and right sided endocarditis involving gram-positive bacteria. However, Cubicin is ineffective in treating lung infections. Cubist Pharmaceuticals, Inc. reported net United States revenues of $600.0 million in 2010 related to Cubicin.

Zyvox is the only IV and oral antibiotic labeled for the treatment of gram-positive infections, including those caused by MRSA, and remains the market leading antibiotic for serious gram-positive infections based on worldwide sales of $1.2 billion in 2010, as reported by Pfizer. We believe Zyvox’s sales advantage over Cubicin stems from its availability in both IV and oral dosage forms and activity against lung infections. Zyvox is labeled for the treatment of cSSSI and uncomplicated skin and skin structure infections, or uSSSI, CABP involving Streptococcus pneumoniae, HAP, VAP, and VRE infections.

Based upon the results of four clinical trials in which patients were treated for cSSSI with Zyvox (two of which were published in the Antimicrobial Agents and Chemotherapy journal (Stevens et al., December 2000: 3408-3413; Weigelt et al., June 2005: 2260-2266) and two of which were submitted to the FDA by Arpida AG in November 2008 and include only the results from clinical trial sites in North America), in the patients randomized for treatment, approximate cure rates for Zyvox ranged from 69% up to 77%, as determined by the clinical investigator’s assessment at the test of cure in each clinical trial. However, the clinical trial design for these clinical trials varied, including with respect to the date of performance, patient population and incidence of MRSA. Therefore, the cure rates for these clinical trials are not directly comparable with one another nor are they directly comparable with the cure rates for our Phase 2 clinical trial of torezolid phosphate. Furthermore, the cure rates for these clinical trials may not be indicative of the cure rates that Zyvox may achieve in our ongoing and planned Phase 3 clinical trials of torezolid phosphate.

While Zyvox has been commercially successful, it has several key limitations, including the following:

•

Low Potency and Variable Drug Exposure. The MIC90 of Zyvox against MRSA is four micrograms per milliliter. In order to maintain blood concentrations at or above this level, Zyvox is dosed twice per day at 600 mg per dose. Clinicians generally prefer lower concentrations of a drug in the body to minimize exposure and the risk of toxicity. In addition, variability in the metabolism of Zyvox leads to a high degree of patient-to-patient variability in concentrations of Zyvox in blood. This can lead to higher drug exposure in some patients and the potential for side effects, such as a decrease in blood cell production, or myelosuppression, particularly in those patients dosed for longer than 10 to 14 days. Patients dosed longer than 14 days on Zyvox typically require regular blood monitoring. At the same time, patients that metabolize Zyvox at higher rates may not achieve adequate drug concentrations for efficacy.

•

Dosing Regimen. The dose and regimen for Zyvox is 600 mg twice daily for 10 to 14 days for the treatment of cSSSI. Multiple studies have shown that longer antibiotic regimens can lead to low patient compliance, development of resistance and increased incidence of adverse events.

•

Not Bactericidal. As a bacteriostatic antibiotic, Zyvox stops the growth of, but, in general, does not directly kill, bacterial pathogens in vivo. This may limit its utility in severe infections where clinicians have a preference for bactericidal drugs. Antibiotics with bactericidal activity have been demonstrated to act more quickly and are, therefore, preferred by clinicians for use in treating severe infections. Bactericidal activity has also been demonstrated to slow the rate at which resistance develops.

•

Emerging Resistance. Recent outbreaks of chloramphenicol-florfenicol-resistant, or cfr, strains which are resistant to Zyvox and other antibiotics have been reported in United States, South American and European hospitals . These cfr strains contain mobile units of DNA called plasmids and transposons that can convey genes that encode resistance to Zyvox, clindamycin, pleuromutilins and other broadly used antibiotics between different strains of bacteria. Because these cfr strains can emerge in response to the use of Zyvox as well as other classes of widely used generic antibiotics, there is potential that Zyvox resistance may increase rapidly in the coming years.

•

Drug-Drug Interactions. Zyvox is contraindicated with drugs that are metabolized by monoamine oxidase-A or B enzymes such as selective serotonin re-uptake inhibitors, or SSRIs (e.g. antidepressants such as Celexa and Zoloft) and vasoconstrictors (e.g. decongestants such as Sudafed and Claritin-D).

Because of the commercial success of Zyvox and the potential for an improved oxazolidinone, a number of companies, including Pfizer Inc., Merck & Co. Inc., Johnson & Johnson, AstraZeneca PLC, Kyorin Pharmaceutical Co. Ltd., Ranbaxy Laboratories Ltd. and Rib-X Pharmaceuticals Inc., have attempted to develop a new oxazolidinone antibiotic. To our knowledge, only we have reported Phase 2 data of a new oxazolidinone for the treatment of severe infections such as cSSSI.

Therefore, we believe there is a significant opportunity for new antibiotics available in both IV and oral dosage forms that offer potency, convenience and safety advantages over existing therapies for the treatment of serious gram-positive infections.

Torezolid Phosphate, a Second Generation Oxazolidinone

Torezolid phosphate is a second generation oxazolidinone being developed for the treatment of serious gram-positive infections, including those caused by MRSA. We believe torezolid phosphate is the second generation oxazolidinone furthest advanced in clinical development for the treatment of such infections. Torezolid phosphate is a novel prodrug antibiotic that is cleaved in the blood stream to the active compound, torezolid. We acquired exclusive rights to certain patent applications and other intellectual property related to torezolid phosphate through a license agreement with Dong-A Pharmaceutical Co., Ltd. in January 2007. We have filed United States utility patent applications, one of which has been issued, and PCT and foreign applications, of which four have been granted, and if all are issued, may provide composition of matter patent protection for torezolid phosphate that would expire between 2024 and 2030, absent any extension.

As a second generation oxazolidinone, torezolid phosphate shares the positive attributes of linezolid, including the availability of IV and oral dosage forms, highly efficient oral absorption and tissue penetration and distribution, and activity against MRSA. However, based on clinical and nonclinical data, we believe that torezolid phosphate has significant potential advantages over linezolid, including the following:

•

Greater Potency. In vitro tests on over 4,000 recent bacterial strains isolated from patients show that the potency of torezolid is four to eight times greater than linezolid against linezolid-susceptible strains and up to 16 times greater than linezolid against linezolid-resistant strains. Torezolid has maintained this potency advantage in all animal models of infection tested to date, including models of skin and lung infections as well as sepsis and endocarditis. The greater potency of torezolid should enable a shorter course of treatment as compared to linezolid. We believe that this enhanced potency may result in improved clinical outcomes and significant savings for hospitals and payor organizations, faster eradication of the pathogen and treatment of the infection and earlier discharge from the hospital.

•

Shorter Dosing Regimen and More Convenient, Once Daily Dosing. Torezolid phosphate can be administered once daily for six days for the treatment of ABSSSI as compared to twice daily for 10 to 14 days for linezolid. We believe this shorter and once daily dosing regimen will contribute to improved patient compliance and potentially decrease the risk of drug induced adverse events and limit the emergence of resistance.

•

Bactericidal Activity In Vivo. Torezolid, unlike linezolid, concentrates to a high extent inside certain white blood cells, which engulf pathogenic bacteria and concentrate at the site of infection. This feature of torezolid contributes to its in vivo bactericidal activity, or killing of pathogenic bacteria in the body, which is thought to yield a higher degree of efficacy and faster eradication of the pathogenic bacteria than is achieved with bacteriostatic antibiotics.

•

Activity Against Key Gram-Positive Drug-Resistant Strains and Select Gram-Negative and Atypical Bacteria. Torezolid is active against all clinically relevant gram-positive bacteria tested to date, including organisms resistant to linezolid and other antibiotics. Unlike linezolid, torezolid is also active against strains of the gram-negative bacterium Legionella and the atypical bacterium Chlamydia, and thus may have utility in treating lower respiratory tract infections involving these bacteria.

•

Low Intrinsic Frequency of Resistance. The frequency at which MRSA evolved resistance to torezolid was 16 times lower than the frequency at which it evolves resistance against linezolid. We believe that this low intrinsic frequency of resistance indicates that torezolid may generate fewer resistant strains of bacteria compared to linezolid. We believe this low frequency of resistance may allow for wider use of torezolid phosphate and limit the emergence of resistance, especially in community applications where the rapid spread of bacterial resistance is of significant concern. This should also result in the slower emergence of bacterial pathogens that are resistant to torezolid.

•

Favorable and Predictable Pharmacokinetics. Studies have shown little patient-to-patient variability in the concentration of torezolid in blood, as compared to linezolid, which generally means that drug exposure is more predictable. As a result, we expect that torezolid may have more predictable drug exposure which may lead to a more uniform efficacy and safety profile across different patients when compared to linezolid.

•	Fewer Drug-Drug Interactions. Unlike linezolid, torezolid phosphate has not been shown to inhibit the monoamine oxidase system which mediates the metabolism of tyramine, SSRI’s and vasoconstrictors.

•

Improved Safety Profile for Long Term Dosing. The results of our comparative 21-day Phase 1 clinical trial showed that a 200 mg daily dose of torezolid phosphate had less impact on hematological parameters indicative of myelosuppression than the labeled dose of linezolid (600 mg twice daily). Based upon the results of this clinical trial, we believe that torezolid phosphate may offer a safer alternative to linezolid for infections requiring longer term dosing such as bacteremia and osteomyelitis.

Despite its advantages, market acceptance and sales of torezolid phosphate will depend on many factors, including successfully demonstrating the safety and efficacy of torezolid phosphate in our Phase 3 clinical trials, competitiveness of the product labeling approved by the FDA, effectiveness of the sales and promotional efforts for the product, acceptance by physicians and payors of torezolid phosphate as a safe and effective treatment, reimbursement status, its cost relative to competing antibiotics and the outcomes of the development and approval of competitive products. In particular, in the absence of a diagnosis of a gram-positive infection, clinicians may prefer to initially prescribe an antibiotic with a broader spectrum of coverage than torezolid phosphate until the diagnosis of a gram-positive infection is confirmed. If approved, torezolid phosphate will compete against a number of antibiotics that have been approved and have shown activity against serious gram-positive infections, including those caused by MRSA. These antibiotics include vancomycin, linezolid, daptomycin, tigecycline, telavancin and ceftaroline. We may also compete with antibiotics currently in, or which may soon enter, Phase 3 development or registration for ABSSSI (or cSSSI), such as, ceftobiprole, CEM-102, dalbavancin, delafloxacin, NXL-103, oritavancin, PTK 0796, radezolid, and BC-3781, a systemically delivered pleuromutilin from Nabrivia.

However, we believe that torezolid phosphate will provide physicians with a safe antibiotic for the treatment of serious gram-positive infections that is more potent and more convenient than linezolid and other currently available alternatives. Further, we believe that use of torezolid phosphate will result in earlier discharge from the hospital, lower incidence of resistance and a reduced need to switch to alternative antibiotics. All of these factors may contribute to reduced costs for treating serious gram-positive infections.

Overview of our Torezolid Phosphate Clinical Program

We have completed Phase 1 and Phase 2 clinical trials of the oral dosage form of torezolid phosphate and have completed a Phase 1 clinical trial for the IV dosage form of torezolid phosphate. We believe our Phase 1 clinical trial for the IV dosage form of torezolid phosphate indicated acceptable safety and tolerability and that no dose adjustment will be required between the IV and oral dosage forms of torezolid phosphate. We intend to conduct two Phase 3 clinical trials for the treatment of ABSSSI. In our first Phase 3 clinical trial, which initiated in August 2010, we are testing the oral dosage form of torezolid phosphate. In our second Phase 3 clinical trial, we plan to initiate patients on IV therapy and transition them to oral therapy.

To date, 565 healthy volunteers and patients have received torezolid phosphate.

Our Single and Multiple Ascending Dose Phase 1 Clinical Trial of the Oral Dosage Form of Torezolid Phosphate

The objective of the single ascending dose, or SAD, portion of the Phase 1 clinical trial was to evaluate the safety and pharmacokinetics, or PK, of the oral dosage form of torezolid phosphate in single doses between 200 and 1200 mg in healthy volunteers. Torezolid phosphate was well tolerated in single doses up to the maximum 1200 mg tested. The results of the PK analysis showed a linear relationship between serum concentrations and dose and that all doses supported once daily administration of torezolid phosphate.

The objective of the multiple ascending dose, or MAD, portion of the clinical trial was to compare the safety, tolerability and PK of torezolid and linezolid administered for 21 consecutive days in healthy volunteers. Torezolid phosphate was dosed at 200, 300 and 400 mg. Linezolid was dosed at its labeled dosage of 600 mg twice a day. All three doses of torezolid phosphate, up to the maximum of the 400 mg dose tested, were generally well-tolerated. Importantly, in the MAD portion of the Phase 1 clinical trial we found that torezolid phosphate, unlike linezolid, does not accumulate in the blood with consecutive daily dosing. In addition, torezolid exhibited low patient-to-patient variability in the concentration of torezolid in blood. In contrast, linezolid exhibited a greater degree of patient-to-patient variability in drug exposure, with higher drug exposure correlating with evidence of myelosuppression, a major toxicity associated with linezolid. These findings are consistent with the previously documented PK variability of linezolid and subsequent association with changes of the blood parameters that would indicate the onset of myelosuppression in individuals with higher exposure.

The results of both the SAD and MAD portions of our Phase 1 clinical trial demonstrate that torezolid phosphate may have a safety, tolerability and PK advantage over linezolid. In addition, all three dose levels of torezolid phosphate resulted in sufficient drug concentrations in the blood to support once daily dosing. This was consistent with the blood half-life of the 200 mg dose of torezolid, which was approximately 11 hours.

Our Phase 1 Clinical Trial of the Oral Dosage Form of Torezolid Phosphate to Evaluate Torezolid for Potential Use to Treat Lung Infections

We completed a Phase 1 clinical trial, during the first quarter of 2011, which evaluated the ability of torezolid phosphate to penetrate into the lung, for potential use in treating lung infections. The results showed that the same 200 mg, once daily dose of torezolid that we are currently testing for skin infections, also distributed into the lung at concentrations well above that needed to treat infections caused by key gram positive pathogens. Based on these results we plan to pursue further development of torezolid phosphate for treatment of pneumonia using the same once daily 200 mg dose. These results are consistent with those of prior animal studies that demonstrated considerable penetration of torezolid into lung fluids and tissues which translated into high efficacy in lung infections due to S. pneumoniae (penicillin-susceptible and -resistant) and S. aureus (methicillin-susceptible and -resistant) pathogens.

Our Phase 2 Clinical Trial of the Oral Dosage Form of Torezolid Phosphate

This multicenter, randomized, double-blind, noncomparative Phase 2 clinical trial evaluated the clinical and microbiological response, safety and PK of torezolid phosphate in 188 adult patients diagnosed with severe cSSSI at eight sites in the United States.

We used strict inclusion criteria to ensure that only patients with severe cSSSI were enrolled in our Phase 2 clinical trial. These criteria included the presence of a major abscess, surgical or post-traumatic wounds or deep cellulitis, and one systemic sign of infection unless the lesion was greater than or equal to five centimeters in diameter.

Patients were randomized to receive torezolid phosphate at 200, 300 or 400 mg once daily for up to five to seven days. The primary endpoint of this clinical trial was the clinical cure rate in the clinically evaluable, or CE, data set, which comprised patients that received the full course of treatment and fulfilled key inclusion/exclusion criteria, and the intent to treat, or ITT, data set, which comprised all patients who took at least one dose of torezolid phosphate. Key secondary endpoints were the clinical cure rate in the microbiologically evaluable, or ME, data set, the clinical relapse rates in the CE data set and the microbiological response rates in the ME data set. ME patients were those CE patients from which a positive bacterial culture was obtained at baseline. Safety was analyzed in the ITT population.

The clinical cure rates for the CE, ME and ITT groups were consistently high across all dose groups, with the cure rate at 200 mg similar to the cure rates at the 300 mg and 400 mg doses. The severity of infection did not affect the clinical cure rate whether measured by type of syndrome, presence of systemic sign of infection or diameter of lesion. Collectively, these data indicate that torezolid phosphate is active against severe forms of cSSSI infection.

We also measured the diameter of infected lesions and the patients’ body temperature on the day of initial dosing, which we refer to as baseline, and subsequently at 24, 48, 96 and 144 hours after baseline. At 24 hours after baseline and thereafter, the mean and median measurements of lesion diameter in the patients randomized to receive torezolid phosphate decreased, and of the 19 patients that had fever at or within 24 hours prior to baseline, none had fever at 24 hours after baseline. In addition, within 48 hours from baseline, 91%, 89% and 89% of the patients randomized to receive 200, 300 and 400 mg doses of torezolid phosphate, respectively, and 90% of all patients randomized to receive torezolid phosphate, showed cessation of lesion spread as compared to baseline. None of the patients in our Phase 2 clinical trial experienced a clinical relapse.

To determine the potency of torezolid against MRSA relative to linezolid, we evaluated the in vitro MIC90 of both torezolid and linezolid when tested against bacterial strains isolated from patients. The MIC90 of torezolid against MRSA isolates from our Phase 2 clinical trial patients was 0.25 micrograms per milliliter. The MIC90 of linezolid against these same isolates was 2 micrograms per milliliter. These results support an eight times greater potency of torezolid over linezolid.

Overall, the oral dosage form of torezolid phosphate appeared to be safe and well-tolerated at all doses evaluated in our Phase 2 clinical trial. Approximately 97% of the drug related AEs were rated “mild to moderate” and no patients discontinued the clinical trial due to an AE. The most common AEs included nausea, diarrhea, vomiting and headache. There was no clear dose dependency in the incidence of these AEs. Median platelet and red blood cell counts remained relatively stable and within the normal range during treatment. There were also no significant alterations in measurements of cardiovascular, renal or hepatic safety laboratory values.

Our Phase 3 ABSSSI Clinical Program for Torezolid Phosphate

We have advanced torezolid phosphate into Phase 3 clinical trials for the treatment of ABSSSI. Based on guidance we have received to date from the FDA, we plan to conduct two Phase 3 clinical trials to evaluate the 200 mg dose of torezolid phosphate for the treatment of ABSSSI. The first Phase 3 clinical trial will evaluate the efficacy, safety and tolerability of the oral dosage form of torezolid phosphate in adolescent and adult patients in comparison to linezolid. We commenced our first Phase 3 clinical trial in August 2010. Enrollment in the trial is on target, and as of March 18, 2011, 50% of the patients that are targeted to complete the trial have been enrolled in North American clinical trial sites. We expect enrollment in European and Latin American clinical trial sites to begin in the second quarter of 2011 and completion of enrollment by the end of 2011 followed by top-line data in early 2012. We intend to commence a second Phase 3 clinical trial in which patients will be initiated with IV therapy and subsequently transitioned to oral therapy once our first Phase 3 clinical trial is complete.

Each Phase 3 clinical trial will be a randomized, double-blind, multicenter clinical trial that will test a 200 mg dose of torezolid phosphate administered once daily for six days versus a 600 mg dose of linezolid twice daily for 10 days. The six days of treatment is approximately the average number of days of treatment with torezolid phosphate in our Phase 2 clinical trial. In each clinical trial, we plan to enroll 658 patients across approximately 100 sites per trial in North America, Latin America, Europe and other territories. The first clinical trial will largely be conducted in out-patient clinical settings and therefore will likely enroll patients with demographics which are generally similar to those of patients enrolled in our Phase 2 clinical trial. The second Phase 3 clinical trial will enroll mostly hospitalized patients.

We met with the FDA earlier this year to discuss protocol details for our second Phase 3 ABSSSI trial in which patients will be initiated with IV therapy and subsequently transitioned to the oral dosage form of torezolid phosphate. Based on these discussions, we expect to obtain a separate SPA for this trial by the end of the third quarter of 2011. Based on our current and planned SPAs with the FDA, the primary endpoint in each of our Phase 3 clinical trials will be the cessation of spread of the primary ABSSSI lesion from baseline and the absence of fever at 48 to 72 hours from baseline.

In accordance with our current and planned SPAs, our Phase 3 clinical trials are being designed as non-inferiority trials comparing short course of therapy with torezolid (6 days) versus longer course of therapy with linezolid (10 days). A non-inferiority trial compares a test drug, such as torezolid phosphate, to an established treatment, such as linezolid, with the goal of showing that any differences in the performance of the test drug are small enough to support a conclusion that the test drug is not inferior to the established treatment and that the test drug is, therefore, also effective. In a non-inferiority trial, the amount of permitted margin of difference between the performance of the test drug and the established treatment is defined in advance and is called the non-inferiority margin. If the trial results show that the test drug performed at least as well as the established treatment within the permitted non-inferiority margin, the test drug is determined to have been shown non-inferior to the established treatment in the trial and the non-inferiority objective, or endpoint, for the trial will be considered to have been met. Clinical trials with a non-inferiority design may include endpoints in addition to the non-inferiority endpoint. These additional endpoints are generally considered secondary or other endpoints. In general, the results from secondary endpoints in a clinical trial are only considered reliable if the primary endpoint in the trial is achieved. This means that in a non-inferiority trial, if the primary endpoint of establishing non-inferiority is met, then a secondary endpoint may be considered to determine if the test drug is superior to the established treatment. Our SPA for our first Phase 3 clinical trial provides that if the non-inferiority margin between torezolid phosphate and linezolid is 10% or less, we may also perform secondary analyses, including a determination of whether torezolid phosphate is superior to linezolid as a secondary endpoint. However, under our SPA, the primary basis for establishing efficacy in our first Phase 3 clinical trial in support of our NDA for torezolid phosphate will be our ability to show non-inferiority of torezolid phosphate as compared to linezolid.

Thus, the primary objective of our Phase 3 clinical trials for torezolid phosphate will be to determine whether the difference in effectiveness between a 200 mg dose of torezolid phosphate dosed once daily for six days and a 600 mg dose of linezolid dosed twice daily for 10 days results in a non-inferiority margin of 10% or less.

Secondary endpoints of our first Phase 3 clinical trial, and we expect our second Phase 3 clinical trial, will also include:

•	Sustained clinical response at the end of therapy visit;

•	Investigator’s assessment of clinical success at the post treatment evaluation visit; and

•	Superiority of the primary endpoint.

The following figure provides an overview of the design of our first Phase 3 clinical trial of the oral dosage form of torezolid phosphate.

In parallel with our Phase 3 clinical trials, we plan to conduct a number of clinical safety and special population clinical trials which the FDA has indicated will be necessary for registration. We have completed the Phase 1 absorption, distribution, metabolism, and excretion, or ADME, study and have planned clinical pharmacology studies that include the following Phase 1 studies: PK in pediatric and elderly patients; hepatic impairment; renal impairment; cardiovascular safety; and vasoconstrictor and SSRI drug interaction and tyramine pressor studies.

Our Nonclinical Studies of Torezolid Phosphate

Both torezolid phosphate and torezolid have been tested extensively in vitro and in vivo in nonclinical primary and safety pharmacology, toxicology and efficacy studies.

In vitro and in vivo studies demonstrated that the prodrug, torezolid phosphate, rapidly converts to torezolid in blood and serum. Torezolid inhibits protein synthesis in bacteria and is active against all clinically relevant gram-positive bacteria. Overall results from multiple susceptibility testing studies against a variety of gram-positive aerobic and anaerobic bacteria demonstrate that torezolid is four to eight times more potent than linezolid against linezolid-susceptible strains and up to 16 times more potent against linezolid-resistant strains.

In nonclinical studies, torezolid phosphate has demonstrated efficacy in multiple animal models and was consistently more potent than linezolid, whether dosed by the oral or IV form. Typically, these studies also evaluate the effect of the body on the drug, including the absorption, distribution, metabolism and excretion of the drug by the body, as reflected by measuring drug concentration over time, referred to as pharmacokinetics, and the physiological effects that the drug has on the body and the duration of those effects, referred to as pharmacodynamics. In a rigorous pharmacokinetic/pharmacodynamic, or PK/PD, mouse thigh infection model, torezolid phosphate demonstrated in vivo bactericidal activity similar to that of daptomycin, while linezolid showed bacteriostatic activity. In this model, the in vivo decrease in colony forming units, or CFU, or numbers of viable S. aureus bacteria in mice dosed with torezolid phosphate was five log10 CFU while the number of viable bacteria in mice dosed with linezolid dropped less than three log10 CFU. In general, greater than three log10 CFU decrease in viable bacteria in such experiments is correlated with bactericidal activity. Moreover, unlike linezolid, torezolid was bactericidal in vivo against both methicillin susceptible S. aureus, or MSSA, and community-associated MRSA, or CA-MRSA.

The following table further demonstrates the greater in vivo potency of torezolid phosphate, as compared to linezolid, against clinically important gram-positive infections in systemic models of infection in mice.

ED50 Ranges (mg/kg)
Strains (Number of separate experiments performed)	Dosage Form	Torezolid Phosphate	Linezolid
S. aureus including MRSA(5)	IV	1.5 - 4.3	7.7 - 29.1
	Oral	3.2 - 7.6	9.6 - 21.4
Enterococcus strains including VRE(5)	IV	2.2 - 9.1	11.1 - >40
	Oral	4.3 - 11.3	17.6 - 25.9
Methicillin-resistant coagulase-negative Staphylococcus spp.(3)	IV	0.46 - 1.29	1.80 - 6.56
	Oral	2.01 - 3.25	2.41 - 7.48
Penicillin-resistant Streptococcus pneumoniae(4)	IV	3.52 - 10.01	17.62 - 39.53
	Oral	3.19 - 11.53	6.38 - 14.85

Abbreviations: ED50 = the dose at which 50% of the population exposed to the drug survives; mg/kg = milligrams of active pharmaceutical ingredient per kilogram of body weight.

The following table demonstrates the in vivo potency of oral torezolid phosphate compared to linezolid in mouse pneumonia models of infection.

	ED50 (mg/kg)
Strain (Number of strains utilized for each of torezolid phosphate and linezolid)	Torezolid Phosphate	Linezolid
S. pneumoniae(1)	2.8	8.1

	ED90 (mg/kg)
	Torezolid Phosphate	Linezolid
S. aureus(11)[a]	10.3	63.4

Abbreviations: ED50 = the dose at which 50% of the population exposed to the drug survives; ED90 = the dose at which 90% of the population exposed to the drug survives; mg/kg = milligrams of active pharmaceutical ingredient per kilogram of body weight.

[a]	S. aureus isolates were comprised of 3 MSSA, 2 hospital-acquired MRSA, or HA-MRSA, 3 CA-MRSA-USA 300, 3, CA-MRSA-USA 400

The data show that the in vitro potency advantage of torezolid over linezolid against lung pathogens S. pneumoniae and S. aureus is also manifested in vivo. Mouse pneumonia models of infection are generally predictive of efficacy in humans.

Planned Nonclinical Studies

In parallel with our Phase 3 clinical development of torezolid phosphate for the treatment of ABSSSI, we will continue to conduct nonclinical studies to further support the development of torezolid phosphate for the treatment of additional clinical indications. These studies will include efficacy, safety and PK studies in support of indications requiring long-term dosing, such as bacteremia.

Our Research Platform

We have developed a proprietary platform called FAST which uses antisense technology to identify suitable bacterial drug targets and have built state-of-the-art capabilities in SBDD. We use these technologies to discover and develop novel antibacterial agents that act on targets essential for bacterial growth.

The FAST platform consists of a set of engineered bacterial strains containing antisense DNA fragments whose synthesis can be regulated to inhibit the production of a targeted protein. We have demonstrated that antibacterial compounds that inhibit the enzyme whose production is also inhibited by the FAST antisense strain, require a significantly lower concentration to inhibit bacterial growth of the FAST strain than the control strain. We have developed FAST strains for a set of over 20 essential bacterial specific targets selected for the likelihood of discovering broad spectrum antibacterial agents. We have filed patent applications to protect our FAST technology, including the compounds that act on the targets we have identified.

Using SBDD, we obtain the structural information for the target enzymes of multiple bacterial pathogens to design compounds that bind specifically to the intended bacterial target. We also use this information to design compounds with improved drug properties such as solubility and serum binding.

GyrB/ParE Dual Target Preclinical Program

Our GyrB/ParE preclinical program is fully funded through Phase 1 clinical trials, subject to the achievement of program milestones, by our NIAID contract. The bacterial enzymes DNA gyrase, consisting of GyrA and GyrB, and Topoisomerase IV, consisting of ParC and ParE, are required for the replication of bacterial cells. GyrA and ParC are the targets of the fluoroquinolone class of antibacterial agents, such as ciprofloxacin. GyrB is the target of the natural product novobiocin. However, there are no antibacterial agents in clinical use that inhibit both GyrB and ParE.

Because our lead compounds inhibit both GyrB and ParE, they are active against fluoroquinolone-resistant strains of bacteria. Key advantages of inhibiting both targets include an expected low rate of emergence of bacterial resistance and increased potency. The compounds that we have identified in our GyrB/ParE program have broad antibacterial spectrum. We intend to file an eIND with the FDA before the end of 2011.

In our research funded by NIAID, we are focusing on developing agents within the gram-negative spectrum that include those important for biodefense. Antibiotics active against these biodefense organisms are often also active against clinically important gram-negative bacteria, such as Pseudomonas aeruginosa, Acinetobacter baumannii, Klebsiella pneumoniae and Escherichia coli. Consequently, compounds developed under our NIAID contract should also have significant utility in treating infections caused by these clinically important bacteria, such as respiratory tract, urinary tract and intra-abdominal infections. Because resistance to current drug classes (including carbapenems and fluoroquinolones) is growing rapidly among gram-negative bacteria, we believe treatment for these infections is a significant unmet medical need.

Marine Natural Products Preclinical Program

Our marine natural products preclinical program is fully funded by our DTRA contract through the research and preclinical development stages, subject to the achievement of certain milestones under our DTRA contract. Under this program, we intend to apply our proprietary FAST and SBDD technologies to screen chemical libraries created from marine micro-organisms collected by the Scripps Institution of Oceanography, a part of the Regents of the University of California, or UCSD. We are employing a panel of FAST assays which are selectively sensitized to inhibitors of unique bacterial targets. As a result, we believe the FAST approach will identify novel compounds active against resistant organisms and gram-negative antibacterial agents. In addition, we believe this program has the potential to provide compounds with strong potency and in vivo efficacy.

The goal of the program is to produce an IND candidate and complete all of the studies required to file an IND with the FDA. A suitable candidate will have a broad spectrum of activity against both gram-negative and gram-positive bacterial pathogens, including multiple biodefense pathogens. We believe that any such candidate is likely to have broad commercial interest.

Commercial Agreements

Dong-A Pharmaceutical Co., Ltd. License Agreement

In January 2007, we entered into a license agreement with Dong-A Pharmaceutical Co., Ltd., or Dong-A, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of torezolid phosphate, to develop and commercialize licensed products, including torezolid phosphate, outside of Korea. To our knowledge, Dong-A has not conducted any development or commercialization activities with respect to torezolid phosphate since January 2007. We have the right to grant sublicenses to third parties through multiple tiers of sublicense.

Upon entering into the license agreement, we paid a $500,000 upfront-fee and have made subsequent milestone payments of $3.7 million through December 31, 2010. In addition, we may be required to make up to an aggregate of $13.0 million of additional payments upon the achievement of specified development and regulatory approval milestones.

In addition, we are obligated to pay Dong-A mid-single digit tiered royalties on net sales of torezolid phosphate. The license agreement will remain in effect until the later of 12 years after the date of the first commercial sale of torezolid phosphate or the expiration of the last to expire of the licensed patents on a product-by-product and country-by-country basis, unless terminated earlier at our election or for material breach by either party. Dong-A has the right to terminate the license agreement on 90 days’ written notice if we fail to make a payment when due or fail to use commercially reasonable efforts to develop and commercialize torezolid phosphate. Upon expiration of the license agreement, our license will remain in effect and convert to a royalty-free, irrevocable and perpetual license. If we elect to terminate the license agreement due to Dong-A’s material breach of the license agreement, our license will remain in effect subject to our compliance with certain provisions of the license agreement, including payment obligations.

NIAID Contract

In September 2008, we entered into a five-year contract with NIAID to provide services to NIAID relating to the development of a dual-target antibacterial agent as a therapeutic for the treatment of gram-negative biodefense pathogens. Under our NIAID contract, we may receive up to $27.7 million in support of our GyrB/ParE preclinical program. The scope of the services under the contract includes preclinical, nonclinical and clinical Investigational New Drug application, or IND, and NDA-enabling development activities. Pursuant to our NIAID contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our NIAID contract, subject to certain United States government march-in rights with respect to such inventions. March-in rights allow the United States government to grant licenses to such inventions to others if: (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States. If the United States government exercised its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. In addition, the contract may be terminated by NIAID 10 days after giving notice of a material default which remains uncured 10 days after written notice. NIAID may also terminate the contract if it is in the United States government’s best interest. From contract inception through December 31, 2010, we have recognized $11.9 million in revenues related to the research performed under the NIAID contract.

Lawrence Livermore Cooperative Research and Development Agreement

In November 2008, we entered into a five-year cooperative research and development agreement, or CRADA, with Lawrence Livermore National Security LLC, or Lawrence Livermore. Under the CRADA, we are jointly researching and developing gram-negative biodefense pathogens with Lawrence Livermore. We plan to fund the cost of the research and development with Lawrence Livermore with the funds we receive under our NIAID contract. The total cost of the project to us under the CRADA is approximately $5.6 million (excluding in-kind distributions). Pursuant to the CRADA, we have the right to obtain an exclusive license to any invention developed by Lawrence Livermore under the CRADA if we agree to pay Lawrence Livermore reasonable compensation for such license. Subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development under this CRADA, subject to the United States government’s certain march-in rights with respect to such inventions. March-in rights allow the United States government to grant licenses to such inventions to others if: (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States. If the United States government exercised its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license from Lawrence Livermore on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. Either party may terminate the CRADA after giving 30 days’ written notice to the other party. Lawrence Livermore may also terminate the CRADA if we fail to provide necessary funding. From contract inception through December 31, 2010, we have recognized $1.5 million in research and development expense related to the research performed by Lawrence Livermore under the CRADA.

DTRA

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program for the development of novel antibiotics directed against gram-negative and gram-positive bacterial pathogens in collaboration with UCSD. Pursuant to our DTRA contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our DTRA contract, subject to certain United States government march-in rights with respect to such inventions. If the United States government exercised its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. In addition, the contract may be terminated by DTRA 10 days after giving notice of a material default which remains uncured 10 days after written notice. DTRA may also terminate the contract if it is in the United States government’s best interest. From contract inception through December 31, 2010, we have recognized $1.7 million in revenues related to the research performed under our DTRA contract.

UCSD Research Agreement

In May 2010, we entered into a four and one-half year research agreement with UCSD. Under the agreement, we are jointly researching antibacterial agents for combating gram-negative and gram-positive biodefense pathogens. We plan to fund the cost of the research with UCSD with the funds we receive under our DTRA contract. The estimated total cost of UCSD’s efforts under the project is up to approximately $4.3 million. Pursuant to the agreement, we have the right to negotiate an exclusive license to any invention developed by UCSD. Subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development under this agreement, subject to the United States government’s certain march-in rights with respect to such inventions. If the United States government exercised its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license from UCSD on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. We may terminate the research agreement after giving 30 days’ written notice to UCSD and UCSD may terminate the research agreement after giving 90 days written notice to us. We may also terminate the agreement immediately upon written notice to UCSD if our DTRA contract is terminated. From contract inception through December 31, 2010, we have recognized $305,000 in research and development expense related to the research performed by UCSD under the agreement.

Commercialization—Marketing and Sales

Our overall goal is to establish torezolid phosphate as a leading therapy for the treatment of serious gram-positive infections. Our initial focus is to develop torezolid phosphate for the treatment of ABSSSI. Over time, through clinical trials, regulatory approvals and publications, we plan to expand the data establishing the utility of torezolid phosphate for the treatment of a wide variety of serious gram-positive infections including HAP/VAP and bacteremia. This comprehensive strategy is intended to support product differentiation from both current and anticipated competitors and also to enable us to fully support broad and appropriate usage of torezolid phosphate.

We currently intend to focus our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for torezolid phosphate. We currently have limited marketing, no sales nor distribution capabilities. Pending NDA approval, we plan to build a United States sales organization focused on the promotion of torezolid phosphate to healthcare professionals and payors, primarily in hospital and other institutional settings. We also plan to evaluate potential partnerships to support our commercialization objectives.

In addition to the significant opportunity in the United States, we believe that Latin America, Europe and Asia represent opportunities for torezolid phosphate. We are currently evaluating our commercialization strategy outside the United States but expect to outlicense rights to or collaborate with third parties for commercialization of torezolid phosphate outside the United States.

Intellectual Property

The proprietary nature of, and protection for, torezolid phosphate and our preclinical programs, processes and know-how are important to our business. We seek patent protection in the United States and internationally for torezolid phosphate, our preclinical programs and any other technology to which we have rights where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, developed internally and licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our success will depend significantly on our ability to:

•	Obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	Defend our patents;

•	Preserve the confidentiality of our trade secrets; and

•	Operate our business without infringing the patents and proprietary rights of third parties.

We have established and continue to build proprietary positions for torezolid phosphate and our pipeline product candidates and technology in the United States and abroad. As of March 31, 2010, our patent portfolio included four families of patent applications related to torezolid phosphate and two families of patent applications related to our FAST research platform.

For torezolid phosphate, the first family of patent applications is exclusively licensed (except in South and North Korea) from Dong-A. This family is expected to provide basic composition of matter coverage and includes one issued patent and one pending United States utility patent application, four issued foreign national counterpart patents and 12 foreign national or regional counterpart patent applications in Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, and Russia. We own the remaining three families of applications related to aspects of torezolid phosphate. The second family of applications, directed to a method of synthesis and related compositions of matter, includes one pending United States utility patent application and one Patent Cooperation Treaty application. The third family of applications, directed to aspects of crystalline forms of torezolid phosphate and associated methods, includes one pending United States utility patent application and one Patent Cooperation Treaty application. The fourth family of applications, directed to aspects of torezolid phosphate dimers and associated methods, includes one pending United States utility patent application and one Patent Cooperation Treaty application. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these four families of patent applications would expire between 2024 and 2030, excluding any additional term for patent term adjustments or patent term extensions.

For our FAST research platform, we have two pending United States patent applications. If issued, these patent applications would both expire in 2026, excluding any additional term for patent term adjustments or patent term extensions.

Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection in many countries for the TRIUS THERAPEUTICS mark, which we use in connection with our pharmaceutical research and development services as well as products. We currently have registered trademarks for Trius Therapeutics in Australia, China, the European Union, Japan, New Zealand, Singapore, and pending trademark applications for Trius Therapeutics in the United States, Canada, and India.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that the key competitive factors that will affect the development and commercial success of torezolid phosphate and the product candidates that we develop are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement.

We expect that, if approved, torezolid phosphate would compete with a number of drugs that target serious gram-positive infections. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render torezolid phosphate or any other product candidates that we develop obsolete or non-competitive before we can recover the expenses of developing and commercializing any product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, as advanced technologies become available and as generic forms of currently branded drugs become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

We anticipate that, if approved, torezolid phosphate will compete with other antibiotics that demonstrate MRSA activity. These include vancomycin, a generic drug that is manufactured by a variety of companies, linezolid (marketed by Pfizer as Zyvox), daptomycin (marketed by Cubist Pharmaceuticals, Inc. as Cubicin), quinupristin/dalfopristin (marketed by sanofi-aventis and Monarch Pharmaceuticals, Inc. as Synercid), tigecycline (marketed by Wyeth as Tygacil), ceftaroline (marketed by Forest Laboratories and AstraZeneca PLC as Teflaro), and ceftobiprole (under development by Basilea Pharmaceutica AG and approved in Canada and Switzerland). In addition, an NDA has recently been approved for telavancin (marketed as Vibativ by Theravance, Inc. and Astellas Pharma, Inc.). Further, we expect that product candidates currently in Phase 3 development, or that could enter Phase 3 development in the near future, may represent significant competition if approved. These include, but are not necessarily limited to PTK 0796 (under development by Paratek Pharmaceuticals, Inc. and Novartis AG), NXL-103 (under development by AstraZeneca PLC), radezolid (under development by Rib-X Pharmaceuticals, Inc.), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), CEM-102 (under development by Cempra Pharmaceuticals, Inc.), oritavancin (under development by The Medicines Company), dalbavancin (under development by Durata Therapeutics, Inc.) and BC-3781 (under development by Nabrivia). Many of these companies may have significantly greater resources than we have. We believe that the key potential advantages of torezolid phosphate over these competitive products, including activity against linezolid-resistant MRSA, should enable torezolid phosphate to capture market share from these competitive products and, over time, garner a meaningful share of both the in- patient and out-patient MRSA market. Even with these advantages, we may not be able to make promotional claims that torezolid phosphate is superior to these competing products.

Third-Party Reimbursement and Pricing

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on product availability (formulary access) and reimbursement from payors, such as government and private insurance plans. To allow access to torezolid phosphate, we will work with payors to demonstrate the value of torezolid phosphate in improved, cost-effective patient care. We believe that the improved features and potential benefits of torezolid phosphate will differentiate torezolid phosphate from other competitive therapies and ultimately will lead to its widespread adoption by hospital formularies and reimbursement. We will be conducting pricing research to understand the pricing of torezolid phosphate to ensure that it delivers the appropriate value to our customers.

In markets outside the United States, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many EU government agencies for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. We believe that the clinical profile and patient friendly dosing of torezolid phosphate will enable us to achieve an appropriate price and reimbursement for torezolid phosphate in countries where pricing is set by a government agency, and to obtain reimbursement for torezolid phosphate from the responsible agencies in each market. As in the United States, we will conduct EU pricing research to determine the appropriate pricing to provide appropriate value with other branded gram-positive antibiotics.

Manufacturing

We do not own or operate manufacturing facilities for the production of torezolid phosphate or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, API and finished products for our preclinical research and clinical trials. We employ the services of Albany Molecular Research Incorporated, or AMRI, to produce torezolid phosphate API and AAI Pharma to produce the solid oral and sterile IV torezolid phosphate finished products. We do not have any current contractual arrangements for the manufacture of commercial supplies of torezolid phosphate or any other product candidates that we develop. If torezolid phosphate is approved for treatment of ABSSSI by the FDA, we intend to enter into agreements with third-party contract manufacturers for the commercial production of torezolid phosphate. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Torezolid phosphate and any other antibiotic product candidate that we develop must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•

Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or cGCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	Submission to the FDA of an NDA for a new drug;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Each new clinical protocol must be submitted to the IND for FDA review, and to an Institutional Review Board, or IRB, for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds such as no demonstration of efficacy.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

United States Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, which was reauthorized under the Food and Drug Administration Amendments Act of 2007, or FDAAA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. During the drug approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes an REMS is needed and notifies the drug sponsor of this decision, the sponsor of the application must submit a proposed REMS; the FDA will not approve a marketing application without an REMS, if required.

In addition, under the FDAAA, all drugs prior to approval are referred to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, unless the Secretary of Health and Human Services provides in the action letter on the drug application a summary of the reasons why it was not referred. An advisory committee is a panel of experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee but it generally follows such recommendations.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The current pediatric exclusivity provision was reauthorized in September 2007 as part of the FDAAA.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. For a fast track product, the FDA may consider for review on a rolling basis sections of the NDA before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. For example, drugs may be promoted only for the approved indications and in accordance with the provisions of the approved labeling, and information regarding effectiveness must be fairly balanced by safety information. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems (quality or safety) occur after the product reaches the market. Later discovery of previously unknown quality, safety, other problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

In addition, from time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, in September 2007, the FDAAA was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with a risk evaluation and mitigation strategy. Failure to comply with any requirements under the new law may result in significant penalties. The law also authorized significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the law expanded the clinical trial registry so that sponsors of all clinical trials, except for Phase 1 clinical trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition to this legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Additional Post-Approval Healthcare Compliance Laws

Our sales, promotion, medical education and other activities following product approval are subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the Department of Justice, CMS, other divisions of the Department of Health and Human Services, the Consumer Product Safety Commission and state and local governments. Our promotional and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the Foreign Corrupt Practices Act, the False Claims Act, the Veterans Health Care Act and similar state laws.

Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid drug rebate requirements of the Omnibus Budget Reconciliation Act of 1990. Also, under the Veterans Health Care Act, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Health Administration and the Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. In addition, recent legislative changes purport to require that discounted prices be offered for certain Department of Defense purchases for its TRICARE program via a rebate system. As with the Medicaid program described above, participation under the Veterans Health Administration requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

EU member states require both regulatory clearance by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The United States and some foreign jurisdictions, are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs.

The American Recovery and Reinvestment Act of 2009, or ARRA, allocated funding for the accelerated development and dissemination of research assessing the comparative effectiveness of health care treatments and strategies to treat diseases, disorders and other health conditions. The objectives of this Comparative Effectiveness Research, or CER, are to provide essential information to clinicians and patients with which to decide on the best treatment and enable the nation to improve the health of communities and the performance of the health system. It is unclear at this time how the outcome of this research may influence legislative or regulatory proposals that could have a significant effect on our profitability. We cannot anticipate the impact on the use of our drugs by healthcare practitioners or their placement on healthcare formularies or insurance reimbursement programs.

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

We anticipate that this legislation will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

There is an additional body of United States law that governs a company’s eligibility to participate in Medicare and Medicaid reimbursements and is designed to eliminate fraud and abuse. For example, a company may be debarred from participation if it is found to have violated federal anti-kickback laws, which could have a significant effect on a company’s ability to operate its business.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of a company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.

As of December 31, 2010, we had an accumulated deficit of $77.1 million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of our securities and through research funding from the United States government. We expect to continue to incur substantial additional operating losses for the next several years as we advance torezolid phosphate and our preclinical programs. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for torezolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for research services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of torezolid phosphate for at least four years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of torezolid phosphate for the treatment of ABSSSI, including successfully initiating and completing our Phase 3 clinical trials;

•	Obtaining United States and/or foreign regulatory approvals for torezolid phosphate;

•	Commercializing torezolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of torezolid phosphate in the medical community and with third-party payors;

•	Pursuing clinical development of torezolid phosphate for the treatment of other indications, including hospital-acquired pneumonia, or HAP, ventilator- acquired pneumonia, or VAP, and bacteremia; and

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies.

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

•	Pursue clinical development of torezolid phosphate for the treatment of other indications, including HAP, VAP, and bacteremia; and

•	Continue our discovery and development programs to advance our internal product pipeline.

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

In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of torezolid phosphate to develop and commercialize licensed products, including torezolid phosphate, outside of South and North Korea, or Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $13.0 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of torezolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of torezolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize torezolid phosphate upon 90 days written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

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

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize torezolid phosphate. To date, we have completed one Phase 2 clinical trial and seven Phase 1 clinical trials of torezolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA, and based on the feedback we received and guidance from the FDA, we are currently conducting one Phase 3 clinical trial and planning a second Phase 3 clinical trial of torezolid phosphate for the treatment of ABSSSI, along with parallel, additional clinical safety and special population Phase 1 clinical trials necessary for registration. We commenced our first Phase 3 clinical trial in August 2010 and we are seeking a SPA agreement in 2011 for the second Phase 3 clinical trial, prior to its commencement. If our Phase 3 clinical trials are successful, we plan to use them as a basis for an NDA, seeking approval to commercialize the IV and oral dosage forms of torezolid phosphate for treatment of ABSSSI. We cannot commercialize torezolid phosphate prior to obtaining FDA approval. However, torezolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of serious adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for torezolid phosphate will be completed timely or at all, or that we will be able to obtain FDA approval for this product. If we are not able to commercialize torezolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Torezolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of torezolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing torezolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for torezolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

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

•	Delays in obtaining regulatory approval to commence a trial;

•	Delays in reaching agreement with the FDA on any Special Protocol Assessments, or SPAs, we submit;

•	Imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	Delays in reaching agreement on acceptable terms with prospective Clinical Research Organizations, or CROs, and clinical trial sites;

•	Delays in obtaining required institutional review board approval at each site;

•	Delays in recruiting suitable patients to participate in a trial;

•	Delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	Clinical sites dropping out of a trial to the detriment of enrollment;

•	Time required to add new sites;

•	Delays in obtaining sufficient supplies of clinical trial materials; or

•	Delays resulting from negative or equivocal findings of a data safety monitoring board, or DSMB, for a trial.

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

To date, the drug-related adverse events experienced by patients while being treated with torezolid phosphate were mostly mild or moderate side effects that included nausea, diarrhea, vomiting and headache. However, our future clinical trials will involve testing in larger patient populations, which could reveal a high prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

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

Generic antibiotic therapies are typically sold at lower prices than branded antibiotics and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, torezolid phosphate will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. For example, torezolid phosphate, if approved, will initially face competition from the inexpensive generic forms of vancomycin that are currently available and, in the future, would face additional competition from a generic form of linezolid when the patents covering it are expected to expire in 2015, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payors that the key differentiating features of torezolid phosphate translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic antibiotics.

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

Market acceptance and sales of torezolid phosphate or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities, hospital formularies and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for torezolid phosphate or any other product candidates that we develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. In addition, third-party payors may implement prior authorizations which may lead to a decrease in sales of our future products. If reimbursement is not available or is available only to limited levels or extensive prior authorizations are introduced, we may not be able to successfully commercialize torezolid phosphate or any other product candidates that we develop.

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

We currently have limited marketing capabilities and no sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.

We currently have limited marketing capabilities and do not have a sales organization or distribution capabilities. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea, we own exclusive rights to commercialize torezolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell torezolid phosphate in the United States and will seek third-party partners outside the United States. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We or our future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our executive team. In order to induce these and other valuable employees to remain with us, we have provided stock options that vest over time. The value to employees of stock options is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

As of March 7, 2011, we employed 53 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize torezolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop torezolid phosphate for additional indications, our commercial opportunity will be limited.

To date, we have focused primarily on the development of torezolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of torezolid phosphate for other indications, including HAP, VAP, and bacteremia. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize torezolid phosphate for the treatment of these additional indications. The development of torezolid phosphate for these additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market torezolid phosphate for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize torezolid phosphate for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

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

Along with the information in the new draft guidance for ABSSSI, we have received input from the FDA regarding specific changes that are being contemplated. Based on this input, we know that the enrollment criteria for patients in our Phase 3 clinical trials for treatment of ABSSSI are different than those that were applicable under the July 1998 guidance regarding cSSSI. As a result, we need to enroll patients with a different proportion of infection types than we enrolled in our completed Phase 2 clinical trial for the treatment of cSSSI. In addition, the new draft guidance recommends a change in the time at which the clinical cure is tested relative to the end of antibiotic therapy. As part of the SPA procedure, we have reached agreement with the FDA on the appropriate endpoints.

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

The TRIUS THERAPEUTICS mark has been registered in the United States, Australia, Europe, India, Japan, New Zealand and Singapore for use in connection with pharmaceutical research and development services and for anti-infective and antibacterial pharmaceutical preparations for the treatment of infections. Currently, we have pending trademark applications for the TRIUS THERAPEUTICS mark in Canada and China. We are not aware of any third party opposition or cancellation proceedings against the TRIUS THERAPEUTICS mark.

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

For example, under our DTRA contract, the DCAA may conduct a post award audit of our indirect cost rates, and review of our accounting and purchasing systems. If we receive negative findings from the DCAA, the contract may be terminated.

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

We cannot assure you that an active trading market for our common stock will develop or persist, and our executive officers, directors, 5% shareholders and their affiliates own approximately 76.0% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our executive officers, directors, 5% stockholders and their affiliates own approximately 76.0% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. After our IPO, we performed an analysis under Section 382 and determined that we did not trigger an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 24,000 square feet of laboratory and office space in our headquarters in San Diego, California under a lease that expires in 2012. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contractors. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Global Market under the symbol “TSRX” since it began trading on August 2, 2010. Prior to that time there was no public market for our common stock. Shares sold in our initial public offering on August 2, 2010 were priced at $5.00 per share. The following table sets forth, for the periods indicated, the high and low sale price of our common stock. These prices do not include retail markups, markdowns or commissions.

	High	Low
Year Ended December 31, 2010
3rd Quarter (beginning August 2, 2010)	$5.47	$3.88
4th Quarter	4.26	2.93

Holders of Record

As of March 15, 2011, there were approximately 125 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During 2010, prior to the effectiveness of our Registration Statement on Form S-8, in which we registered shares under our equity plans, we issued and sold an aggregate of 1,143 shares of our common stock to our employees and consultants at prices ranging from $0.52 per share to $1.29 per share for an aggregate of $859 pursuant to exercises of options granted under our Amended and Restated 2006 Equity Incentive Plan.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2010.

Stock Performance Graph and Cumulative Total Return(1)

The graph below shows the cumulative total stockholder return assuming the investment of $100 on August 2, 2010, our IPO pricing date (and the reinvestment of dividends thereafter) through December 31, 2010 in each of (i) Trius Therapeutics, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are required by the Securities and Exchange Commission, are based upon historical data, and are not indicative of, or intended to forecast, future performance of our common stock.

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-162945) that was declared effective by the SEC on August 2, 2010, which registered an aggregate of 10,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On August 6, 2010, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $5.00 per share, for an aggregate gross offering price of $50,000,000 to us. The over-allotment option was not exercised.

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

As of December 31, 2010, we had invested approximately $45.1 million of net proceeds from our IPO in money market funds and in government agency securities and we intend to invest these funds in the future in some combination of government agency and/or corporate securities with the balance of the net proceeds held in money market funds in accordance with our investment policy. Through December 31, 2010, we have not yet used any of the net proceeds from our IPO. We intend to use the proceeds to fund clinical and nonclinical research and development costs for torezolid phosphate for the treatment of ABSSSI and other indications and fund working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The information set forth below is historical and is not necessarily indicative of our results of future operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations:
Revenues:
NIH grants	$—	$—	$429	$679	$1,363
Contract research	8,032	4,980	658	141	232
Collaborations	—	36	243	345	—

Total revenues	8,032	5,016	1,330	1,165	1,595
Operating expenses:
Research and development	23,320	23,049	20,086	8,517	1,715
General and administrative	5,406	4,134	2,290	1,546	455

Total operating expenses	28,726	27,183	22,376	10,063	2,170

Loss from operations	(20,694)	(22,167)	(21,046)	(8,898)	(575)
Other income (expense):
Interest income	8	36	582	308	10
Interest expense	(3,889)	(524)	(297)	(170)	(171)
Other income (expense)	711	(26)	(30)	12	—

Total other income (expense)	(3,170)	(514)	255	150	(161)

Net loss	(23,864)	(22,681)	(20,791)	(8,748)	(736)
Accretion of deferred financing costs on redeemable convertible preferred stock	(17)	(28)	(26)	(8)	—

Net loss attributable to common stockholders	$(23,881)	$(22,709)	$(20,817)	$(8,756)	$(736)

Net loss per share, basic and diluted	$(2.36)	$(31.11)	$(40.19)	$(31.72)	$(3.72)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,099	730	518	276	198

Balance Sheet Data:

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Cash, cash equivalents and short-term investments	$45,338	$18,259	$21,661	$11,534	$292
Working capital (deficit)	44,751	17,852	20,539	10,594	(213)
Total assets	49,500	21,378	23,865	13,161	577
Capital lease obligation, net of current portion	—	—	71	191	134
Preferred stock warrant liability	—	661	415	203	98
Convertible notes payable	—	19,402	—	—	—
Convertible preferred stock	—	51,082	51,054	20,633	729
Accumulated deficit	(77,142)	(53,261)	(30,552)	(9,735)	(979)
Total stockholders’ equity (deficit)	45,454	(51,497)	(29,946)	(9,629)	(942)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the time we file this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life-threatening infections. We are developing torezolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. We initiated our Phase 3 clinical program for torezolid phosphate for the treatment of ABSSSI in August 2010. We completed a Phase 1 clinical trial, during the first quarter of 2011, which evaluated the ability of torezolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of torezolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of torezolid phosphate that we are currently testing for skin infections. We are also evaluating potential strategic alliances for an ex-US territory that reflect the strong value that we have created with torezolid phosphate. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under two contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, and the other funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense.

We acquired worldwide rights to torezolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed torezolid phosphate from filing an Investigational New Drug Application, or IND, through Phase 2 clinical trials, and we are currently conducting a Phase 3 clinical trial. In addition, we have substantially lowered the manufacturing costs of torezolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens. The scope of the contract includes preclinical, nonclinical and clinical IND and New Drug Application, or NDA,-enabling development activities. Pursuant to our NIAID contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our NIAID contract, subject to the United States government’s march-in rights with respect to such inventions. We have recognized $11.9 million in revenues through December 31, 2010 related to research performed under the NIAID contract.

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our DTRA contract, subject to the United States government’s march-in rights with respect to such inventions. We have recognized $1.7 million in revenues through December 31, 2010 related to research performed under the DTRA contract.

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have never been profitable and have incurred significant net losses since our inception. As of December 31, 2010, we had an accumulated deficit of $77.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with torezolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of torezolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Obligations Related to the License of Torezolid Phosphate

In January 2007, we entered into a license agreement with Dong-A, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of torezolid phosphate to develop and commercialize licensed products, including torezolid phosphate, outside of Korea. We have the right to grant sublicenses to third parties.

Upon entering into the license agreement, we paid a $500,000 upfront-fee and have made subsequent milestone payments of $3.7 million. In addition, we may be required to make up to an aggregate of $13.0 million in additional payments, upon the achievement of specified development and regulatory approval milestones. We are also obligated to pay Dong-A mid-single digit tiered royalties on net sales of torezolid phosphate.

Financial Overview

Revenues

We have derived substantially all of our revenues from our NIAID and DTRA contracts, small business innovation research, or SBIR, grants funded by the NIH and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. Other than federal funding, we do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such product candidates. We continue to pursue government contract funding for preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we may generate revenues from those product candidates.

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

	Year Ended December 31,
	2010	2009	2008
Clinical and nonclinical research and development	$15,787	$16,701	$14,605
Preclinical research and development	7,533	6,348	5,481

	$23,320	$23,049	$20,086

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance, commercial and business development. Other significant expenses include legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal services. Our general and administrative expense increased during 2010 as we began operating as a publicly-traded company and we expect this expense to increase as we continue to build our corporate infrastructure in support of continued development of torezolid phosphate and our preclinical programs. These increases likely will include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of a non-cash charge related to the conversion of the 2009 Notes at a 12.5% discount to the price of our common stock sold in our initial public offering, or IPO, non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases and cash interest accrued or paid on our capital lease and convertible notes payable balances.

Income Taxes

We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $13.9 million and $15.3 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2025 for federal purposes and 2015 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $2.9 million and $0.9 million, respectively. The federal tax credits will begin expiring in 2027 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have recently completed an updated Section 382/383 study to ascertain whether our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, may have triggered an “ownership change” limitation. Based upon this study, we have determined that these recent events did not trigger an “ownership change” limitation, therefore these recent transactions did not impact our carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenues under our federal contracts, preclinical, nonclinical and clinical development costs and drug manufacturing costs (research and development expense), and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition

Our revenues currently consist of federal contract revenues and historically have consisted of federal contract and grant revenues and fees for research services from license or collaboration agreements. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that include multiple deliverables, we identify separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenues on development and collaboration agreements, including upfront payments, when they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis. Amounts received in advance of services performed are recorded as deferred revenue until earned.

Research and Development

Research and development expenses are comprised primarily of CROs and clinical trial sites; employee and consultant-related expenses, which include salaries, benefits and stock-based compensation for research and development personnel; external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; license fees paid to third parties for use of their intellectual property; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; payments to consultants; and third-party supplier expenses including laboratory and other supplies. Third-party research and development expenses are recorded when the contracted work has been performed or the milestone payment has been earned.

We estimate preclinical study and clinical trial expenses based on the services received pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. We accrue service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of our service providers invoice us in arrears, and to the extent that amounts invoiced differ from our estimates of expenses incurred, we accrue for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include:

•	Fees paid to CROs, consultants and laboratories in connection with preclinical studies;

•	Fees paid to CROs, clinical trial sites, investigators and consultants in connection with clinical trials; and

•

Fees paid to contract manufacturers and service providers in connection with the production, testing and packaging of active pharmaceutical ingredients and drug materials for preclinical studies and clinical trials.

Payments under some of these agreements depend on factors such as the milestones accomplished, including enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. To date, we have not experienced any events requiring us to make material adjustments to our accruals for service fees. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates which could materially affect our results of operations. Adjustments to our accruals are recorded as changes in estimates become evident. Furthermore, based on amounts invoiced to us by our service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as services are rendered.

Stock-Based Compensation

We account for stock compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Our results of operations for fiscal 2010 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under ASC 718 “Compensation—Stock Compensation” for the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.1 million and $0.3 million, respectively.

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from estimates. We estimate forfeitures based on our historical experience.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

	Year Ended December 31,		Increase (Decrease) $	Increase (Decrease) %
	2010	2009
Revenues:
Contract research	$8,032	$4,980	$3,052	61%
Collaborations	—	36	(36)	(100)%

Total revenues	8,032	5,016	3,016	60%

Operating expenses:
Research and development	23,320	23,049	271	1%
General and administrative	5,406	4,134	1,272	31%

Total operating expenses	28,726	27,183	1,543	6%

Loss from operations	(20,694)	(22,167)	(1,473)	(7)%

Other income (expense):
Interest income	8	36	(28)	(78)%
Interest expense	(3,889)	(524)	3,365	642%
Other income (expense)	711	(26)	737	2385%

Total other income (expense)	(3,170)	(514)	2,656	517%

Net loss	(23,864)	(22,681)	1,183	5%
Accretion of deferred financing costs on redeemable convertible preferred stock	(17)	(28)	(11)	(39)%

Net loss attributable to common stockholders	$(23,881)	$(22,709)	$1,172	5%

Revenues

Total revenues increased for the year ended December 31, 2010 as compared to the prior year primarily due to commencement of work performed under our DTRA contract which was entered into in April 2010.

Research and Development Expenses

During the year ended December 31, 2010, our research and development costs were primarily related to preparation for and initiation of our Phase 3 clinical trial of torezolid phosphate for which the first patient was dosed in August 2010 as well as work performed under our NIAID and DTRA contracts. Costs related to these activities resulted in increases in clinical trial expenses of approximately $1.5 million and salaries and related of $1.3 million in 2010 versus 2009. In addition, due to increased work performed under the NIAID contract in 2010 versus 2009, and the addition of the DTRA contract during 2010, lab supplies expense increased by $1.2 million, subcontractor fees increased by $1.0 million and other direct costs increased by $0.5 million. Indirect R&D costs also increased by $0.2 million during 2010 versus 2009 due to these increased efforts. These increases were partially offset by a decrease of approximately $3.0 million in manufacturing costs in 2010 versus 2009 to produce clinical drug product for our Phase 3 trial which were incurred during the year ended December 31, 2009, as well as a decrease in license fees expense of $2.5 million in 2010 versus 2009, related to a $2.5 million milestone payment to Dong-A for completion of Phase 2 clinical trials made during 2009.

General and Administrative Expenses

The increase of $1.3 million in general and administrative expenses for the year ended December 31, 2010 as compared to the prior year was due primarily to our operating as a publicly-traded company in 2010. This increase consisted of additional accounting and audit fees of $300,000, additional salaries and recruiting fees of $300,000, board of director fees of $200,000 not paid in previous years, bonus payments of $400,000 not paid in 2009, additional directors and officers insurance expenses of $100,000 and additional costs related to patent protection of $100,000.

Other Income (Expense)

The decrease in interest income for the year ended December 31, 2010 resulted from lower prevailing interest rates. The increase in interest expense for the year ended December 31, 2010 as compared to the prior year was primarily attributable to the non-cash charge of $2.9 million that we recognized when the convertible notes payable that were issued in November 2009 and related accrued interest were converted to common stock upon the closing of our IPO in August 2010.

Comparison of the Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Increase (Decrease) $	Increase (Decrease) %
	2009	2008
Revenues:
Contract research	$4,980	$658	$4,322	657%
Collaborations	36	243	(207)	(85)%
NIH Grants	—	429	(429)	(100)%

Total revenues	5,016	1,330	3,686	277%

Operating expenses:
Research and development	23,049	20,086	2,963	15%
General and administrative	4,134	2,290	1,844	81%

Total operating expenses	27,183	22,376	4,807	22%

Loss from operations	(22,167)	(21,046)	1,121	5%

Other income (expense):
Interest income	36	582	(546)	(94)%
Interest expense	(524)	(297)	227	76%
Other income (expense)	(26)	(30)	(4)	(13)%

Total other income (expense)	(514)	255	(769)	(302)%

Net loss	(22,681)	(20,791)	1,890	9%
Accretion of deferred financing costs on redeemable convertible preferred stock	(28)	(26)	2	8%

Net loss attributable to common stockholders	$(22,709)	$(20,817)	$1,892	9%

Revenues

Total contract research, collaboration and grant revenues increased $3.7 million to $5.0 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008. Contract research revenues related to our NIAID contract, under which we began research activities in September 2008, resulted in $5.0 million of revenues for the year ended December 31, 2009 and $658,000 for the year ended December 31, 2008. Collaboration revenues consist of upfront payments from a collaboration and licensing agreement signed in April 2007, which supported the cost of two employees to further the development of an early stage compound. For the year ended December 31, 2009, collaboration revenues decreased by $207,000 to $36,000 as research activities associated with the agreement were completed. For the year ended December 31, 2008, we recognized $243,000 in revenues related to this agreement. NIH grant revenues for 2008 consisted of $429,000 of SBIR grant funding for which we received the final payment in 2008.

Research and Development Expenses

During the year ended December 31, 2009, our research and development costs increased by $3.0 million primarily the result of increased costs associated with our Phase 2 clinical trial and included increases of $1.4 million in drug manufacturing costs to produce material for our clinical trials, $384,000 in regulatory costs and $1.9 million in license fees primarily attributable to a $2.5 million payment to Dong-A in 2009 compared to a $500,000 payment in 2008. Other research and development expense increases included $614,000 in subcontractor costs related to our NIAID contract, $277,000 in stock-based compensation expense and $182,000 in facilities related costs. These increases were partially offset by decreases of $1.2 million in clinical costs, $420,000 in consultant costs and $341,000 in other outsourced costs as we completed our Phase 2 clinical trial. During the year ended December 31, 2008, our research and development costs related primarily to the initiation and completion of our Phase 1 clinical trial and commencement of our Phase 2 clinical trial of torezolid phosphate.

General and Administrative Expenses

The increase in general and administrative expenses of $1.8 million was due primarily to a $479,000 increase in stock-based compensation expense, $501,000 increase in payroll and related costs associated with increased headcount, $238,000 increase in consulting expenses, $207,000 increase in public relations costs related to preparing to be a publicly traded company, and $182,000 increase in facilities-related costs as compared to the year ended December 31, 2008.

Interest Income

The decrease in interest income of $546,000 was attributable to lower average cash, cash equivalents and short-term investment balances during the year ended December 31, 2009.

Interest Expense

The increase in interest expense of $227,000 was primarily attributable to interest expense related to the convertible notes issued in November 2009 plus an increase in non-cash interest expense associated with a change in the fair value of our preferred stock warrant liability.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our NIAID and DTRA contracts and research grants. As of December 31, 2010, we had cash and cash equivalents and short-term investments of approximately $45.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of December 31, 2010, our funds are held in cash, money market funds and United States Treasury securities.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(18,717)	$(20,672)	$(19,505)
Net cash (used in) provided by investing activities	(31,550)	6,781	(7,920)
Net cash provided by financing activities	46,523	17,639	30,402

Net increase (decrease) in cash and cash equivalents	$(3,744)	$3,748	$2,977

Net cash used in operating activities during 2010 was $18.7 million compared to $20.7 million in 2009. This decrease was primarily due to increases in accounts payable and accrued expenses at December 31, 2010 related to our Phase 3 clinical trial that was initiated in August 2010. Net cash used in operating activities during 2009 was $20.7 million compared to $19.5 million in 2008. This increase was primarily due to higher operating losses in 2009 in comparison to operating losses in 2008.

Net cash used in investing activities was $31.6 million and $7.9 million during 2010 and 2008, respectively, compared to net cash provided by investing activities of $6.8 million during 2009. Purchases of short-term investments for the years ended December 31, 2010, 2009, and 2008 were $31.1 million, $3.6 million, and

$48.4 million, respectively. These cash outflows were offset by cash inflows from sales and maturities of investments for the years ended December 31, 2010, 2009 and 2008 of $0, $10.5 million, and $41.3 million, respectively. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2010, 2009 and 2008 were $0.6 million, $0.2 million, and $0.8 million, respectively. Net cash provided by financing activities was $46.5 million, $17.6 million, and $30.4 million during 2010, 2009 and 2008, respectively. During 2010, we sold 10 million shares of common stock for cash proceeds of $45.1 million, net of underwriting discounts and offering costs. Net cash provided by financing activities in 2009 was primarily a result of the sale of convertible notes payable for net proceeds of $19.1 million, offset by our deferred IPO costs of $1.4 million. The cash provided by financing activities in 2008 was primarily a result of the sale and issuance of 30,500,000 shares of Series B redeemable convertible preferred stock for net proceeds of $30.4 million. The amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

Operating Capital Requirements

We anticipate that we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies for torezolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the Food and Drug Administration, or FDA, does not approve torezolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID or DTRA contracts is discontinued. In November 2009, we sold $19.2 million in aggregate principal amount of secured convertible promissory notes, or the 2009 Notes, in a private placement to certain of our existing investors and other parties with whom we have substantive, preexisting relationships. The 2009 Notes were secured by a first priority security interest in all of our assets. The 2009 Notes accrued interest at a rate of 8% per annum and converted into our common stock upon completion of our IPO at a 12.5% discount to the IPO price on August 6, 2010.

On August 6, 2010, we completed our IPO in which we sold 10,000,000 shares of our common stock, at a price of $5.00 per share. After deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million, we raised a total of $45.1 million in net proceeds. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Including the funds received on August 6, 2010 from our IPO, we believe that we have sufficient cash and cash equivalents to fund our operations through mid-2012. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A, “Risk Factors.”

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due by period at December 31, 2010:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$672	$443	$229	$—	$—

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

In 2010, the FASB issued an Accounting Standards Update, or ASU, related to Revenue Recognition that applies to arrangements with milestones for research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The update is effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010. The adoption of this update did not have a material impact on our financial statements.

In 2010, the FASB issued an ASU related to Fair Value Measurements and Disclosures that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have any effect on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents and Investments

Our cash equivalents and short-term investments are classified as available-for-sale and consisted of money market funds and debt instruments of agencies of the U.S. government at December 31, 2010. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Trius Therapeutics, Inc.

We have audited the accompanying balance sheets of Trius Therapeutics, Inc. as of December 31, 2010 and 2009, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trius Therapeutics, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 24, 2011

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$14,515	$18,259
Short-term investments, available-for-sale	30,823	—
Accounts receivable	1,832	689
Prepaid expenses and other current assets	1,389	468

Total current assets	48,559	19,416
Property and equipment, net	701	494
Deferred IPO financing costs	—	1,378
Other assets	240	90

Total assets	$49,500	$21,378

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,147	$608
Accrued liabilities and other	1,661	887
Current portion of capital lease obligation	—	69

Total current liabilities	3,808	1,564
Deferred revenue	238	166
Preferred stock warrant liability	—	661
Convertible notes payable	—	19,402
Convertible preferred stock, $0.0001 par value; no shares authorized at December 31, 2010 and 1,676,453 shares authorized at December 31, 2009; no shares issued and outstanding at December 31, 2010 and 1,454,545 shares issued and outstanding at December 31, 2009; and liquidation preference of $0 and $800 at December 31, 2010 and December 31, 2009, respectively	—	729
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized at December 31, 2010 and 101,168,185 shares authorized at December 31, 2009; no shares issued and outstanding at December 31, 2010 and 66,863,641 shares issued and outstanding at December 31, 2009; and liquidation preference of $0 and $50,500 at December 31, 2010 and December 31, 2009, respectively	—	50,353
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2010 and no shares authorized at December 31, 2009; no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2010 and 123,000,000 shares authorized at December 31, 2009; 23,648,646 and 968,230 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	3	1
Additional paid-in capital	122,593	1,763
Accumulated deficit	(77,142)	(53,261)

Total stockholders’ equity (deficit)	45,454	(51,497)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$49,500	$21,378

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Contract research	$8,032	$4,980	$658
Collaborations	—	36	243
Grants	—	—	429

Total revenues	8,032	5,016	1,330
Operating expenses:
Research and development	23,320	23,049	20,086
General and administrative	5,406	4,134	2,290

Total operating expenses	28,726	27,183	22,376

Loss from operations	(20,694)	(22,167)	(21,046)
Other income (expense):
Interest income	8	36	582
Interest expense	(3,889)	(529)	(297)
Other income (expense)	712	(21)	(30)

Total other income (expense)	(3,169)	(514)	255

Net loss	(23,863)	(22,681)	(20,791)
Accretion of deferred financing costs on redeemable convertible preferred stock	(18)	(28)	(26)

Net loss attributable to common stockholders	$(23,881)	$(22,709)	$(20,817)

Net loss per share, basic and diluted	$(2.36)	$(31.11)	$(40.19)

Weighted-average shares outstanding, basic and diluted	10,099	730	518

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	1,454,545	$729	36,363,641	$19,904	—	$—	468,709	$—	$106	$—	$(9,735)	$(9,629)
Issuance of common stock upon exercise of options for cash at $0.52 per share	—	—	—	—	—	—	480,793	1	248	—	—	249
Early exercise of common stock subject to repurchase	—	—	—	—	—	—	—	—	(248)	—	—	(248)
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	143	—	—	143
Issuance of Series B redeemable convertible preferred stock in March 2008 at $1.00 per share and $104 in financing costs	—	—	—	—	30,500,000	30,395	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	344	—	—	344
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	—	13	—	13	—	—	—	—	(26)	(26)
Components of comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	—	—	—	(20,791)	(20,791)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,779)

Balance at December 31, 2008	1,454,545	$729	36,363,641	$19,917	30,500,000	$30,408	949,502	$1	$593	$12	$(30,552)	$(29,946)

Issuance of common stock upon exercise of options for cash at $0.52 and $1.29 per share	—	—	—	—	—	—	18,728	—	23	—	—	23
Early exercise of common stock subject to repurchase	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	51	—	—	51
Stock-based compensation	—	—	—	—	—	—	—	—	1,099	—	—	1,099
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	—	13	—	15	—	—	—	—	(28)	(28)
Components of comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,681)	(22,681)

Comprehensive loss												(22,693)

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	1,454,545	$729	36,363,641	$19,930	30,500,000	$30,423	968,230	$1	$1,763	$—	$(53,261)	$(51,497)

Issuance of common stock upon initial public offering, net of issuance costs of $4.9 million	—	—	—	—	—	—	10,000,000	1	45,056	—	—	45,057
Issuance of common stock upon exercise of options	—	—	—	—	—	—	60,858	—	60	—	—	60
Issuance of stock under employee stock purchase plan							34,165	—	98	—	—	98
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	52	—	—	52
Repurchase of unvested common stock	—	—	—	—	—	—	(1,793)	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	1,056	—	—	1,056
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	—	8	—	9	—	—	—	—	(17)	(17)
Conversion of notes payable to common stock upon initial public offering	—	—	—	—	—	—	4,643,227	—	23,216	—	—	23,216
Conversion of preferred stock to common stock upon initial public offering	(1,454,545)	(729)	(36,363,641)	(19,938)	(30,500,000)	(30,432)	7,943,959	1	51,099	—	—	51,100
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	—	—	194	—	—	194
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(23,864)	(23,864)

Balance at December 31, 2010	—	$—	—	$—	—	$—	23,648,646	$3	$122,593	$—	$(77,142)	$45,454

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(23,864)	$(22,681)	$(20,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	386	694	544
Stock-based compensation	1,056	1,099	344
(Gain) loss on remeasurement of stock warrants	(467)	245	212
Amortization of debt issuance costs and investment premium (discount)	136	208	75
(Gain) on sale of investments	—	—	(13)
Loss on disposal of equipment	—	9	—
Interest accrual on convertible notes payable	912	238	—
Non-cash charge on conversion of convertible notes payable	2,902	—	—
Deferred revenue	72	128	(243)
Changes in operating assets and liabilities:
Accounts receivable	(1,144)	(31)	(499)
Prepaid expenses and other current assets	(921)	24	173
Accounts payable	1,539	198	36
Accrued liabilities and other	827	(733)	657
Other assets	(151)	(70)	—

Net cash used in operating activities	(18,717)	(20,672)	(19,505)
Investing activities
Purchases of short-term investments	(30,957)	(3,559)	(48,399)
Maturities of short-term investments	—	10,500	22,571
Sales of short-term investments	—	—	18,703
Purchases of property and equipment	(593)	(160)	(795)

Net cash (used in) provided by investing activities	(31,550)	6,781	(7,920)
Financing activities
Proceeds from issuance of common stock, net of underwriting discounts	48,350	—	—
Initial Public Offering costs	(1,915)	(1,378)	—
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	159	23	249
Proceeds from debt financing	—	19,163	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	30,395
Payments on capital lease obligation	(70)	(169)	(242)
Repurchase of common stock	(1)	—	—

Net cash provided by financing activities	46,523	17,639	30,402

Net increase (decrease) in cash and cash equivalents	(3,744)	3,748	2,977
Cash and cash equivalents at beginning of period	18,259	14,511	11,534

Cash and cash equivalents at end of period	$14,515	$18,259	$14,511

Supplemental cash flow information
Cash paid for interest	$2	$18	$44
Non-cash Investing and Financing Activities
Conversion of convertible notes payable and accrued interest thereon into common stock	$20,314	—	—
Conversion of convertible preferred stock and convertible redeemable preferred stock into common stock	$51,100	—	—
Reclassification of warrant liability to additional paid-in capital	$194	—	—
Deferred Initial Public Offering costs incurred in 2009 and reclassified to equity	$1,378	—	—

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

Upon the closing of the IPO, 1,454,545 shares of the Company’s convertible preferred stock and 66,863,641 shares of the Company’s redeemable convertible preferred stock automatically converted into a total of 7,943,959 shares of the Company’s common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of the Company’s common stock, a non-cash charge of $2.9 million related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to current presentations. Balances of “accounts payable and accrued liabilities” and “accrued payroll and related expenses” at December 31, 2009 were reclassified to “accounts payable” and “accrued liabilities and other” to be consistent with financial statement presentation at December 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Short-term Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Accounts Receivable

Accounts receivable at December 31, 2010 represent amounts due from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), and with the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense. Accounts receivable at December 31, 2009 represent amounts due from the NIH.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through December 31, 2010.

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

Preferred Stock Warrant Liability and Common Stock Warrants

Warrants to purchase the Company’s convertible preferred stock were classified as liabilities and, through the date of the IPO, were recorded at estimated fair value. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The fair value of the preferred stock warrants was estimated on the date of the IPO and recorded to additional paid-in capital upon conversion to common stock warrants. The Company reassessed the accounting treatment for the warrants as of the IPO date and deemed that accounting for the warrants within additional paid-in capital is appropriate prospectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

Revenue Recognition

The Company’s revenues generally consist of federal contract revenues. The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that include multiple deliverables, the Company identifies separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. The Company recognizes revenue on development and collaboration agreements, including upfront payments, when they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis. Amounts received in advance of services performed are recorded as deferred revenue until earned. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort and for which achievement of the milestone was not readily assured at the inception of the agreement.

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

Comprehensive Loss

Comprehensive loss consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive loss consisted of the net loss and unrealized gains and losses on the changes in fair value of investments and is reported in the statements of stockholders’ equity (deficit).

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at December 31, 2010 and 2009. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(23,881)	$(22,709)	$(20,817)
Denominator
Weighted-average common shares outstanding	10,186	953	879
Less: Weighted-average shares subject to repurchase	(87)	(223)	(361)

Denominator for basic and diluted net loss per share	10,099	730	518

Basic and diluted net loss per share	$(2.36)	$(31.11)	$(40.19)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	December 31,
	2010	2009	2008
Preferred stock	—	7,943,959	7,943,959
Common stock warrants	66,075	—	—
Preferred stock warrants	—	66,075	66,075
Common stock subject to repurchase	47,851	136,577	323,961
Common stock options	1,992,078	974,175	767,718

	2,106,004	9,120,786	9,101,713

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to Revenue Recognition that applies to arrangements with milestones for research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The update is effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010. The adoption of this update did not have a material impact on our financial statements.

In 2010, the FASB issued an ASU related to Fair Value Measurements and Disclosures that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have any effect on our financial position and results of operations.

Note 2. Significant Agreements and Contracts

License Agreements

In January 2007, the Company entered into a license agreement whereby the Company acquired the rights to certain proprietary materials and information related to DA-7128 (now known as torezolid phosphate) from Dong-A Pharmaceuticals. As consideration for the license, the Company paid an up-front non-refundable, non-creditable payment of $500,000 in February 2007. The Company also paid $700,000 in December 2007, $500,000 in September 2008 and $2.5 million in November 2009 related to milestones under the license agreement. The Company recorded the payments as research and development expense. The agreement requires future payments of up to an aggregate of $13.0 million between completion of Phase 2 and registration of the product in various regions. The agreement terminates upon the expiration of the last royalty term for a licensed product. Either party may terminate the agreement upon 90 days’ prior written notice to the other upon or after a material, uncured default by the other party. The Company may terminate the agreement by sending Dong-A Pharmaceuticals 90 days’ advance written notice where the Company decides to discontinue development or commercialization of products for any reason. Dong-A Pharmaceuticals may terminate the agreement by sending 90 days’ advance written notice to the Company in the event that the Company fails to meet specified development and commercialization efforts within specified time periods.

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel gram-negative antibiotic. This is a cost reimbursement contract with total payments of up to $27.7 million. The Company recognizes revenues under this contract as the services are performed. The Company recorded revenues under this contract of $6.3 million, $5.0 million and $658,000 for the years ended December 31, 2010, 2009, and 2008, respectively. NIAID can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2010, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned.

In April 2010, the Company entered into a four and one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. This is a cost-plus-fixed-fee contract with total payments of up to $29.5 million. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $1.7 million for the year ended December 31, 2010. DTRA can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and DTRA must pay the Company a final settlement based on eligible expenses incurred under the contract. Amounts received in advance of services performed are recorded as deferred revenue until earned.

NIH Grants

In July 2008, the Company completed services in connection with the most recent of its small business innovation research grants from the NIH. The Company recorded revenues under these grants of $429,000 for the year ended December 31, 2008. There were no NIH grant revenues recorded for the years ended December 31, 2010 or 2009.

Collaborations

In April 2007, the Company entered into a collaboration and license agreement with Rishi Pharmaceuticals, Inc. (“Rishi”) whereby the Company licensed certain compounds and intellectual property related to a preclinical research program to Rishi and Rishi agreed to support the cost of two Trius employees for a minimum of one year to further the compound’s development. The Company received an up-front payment of $250,000 which, along with employee funding, were recognized as the services were performed. Revenues recognized under this contract were $36,000 and $243,000 for the years ended December 31, 2009 and 2008, respectively, and $0 for the year ended December 31, 2010. During 2010, Rishi suspended operations.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010	December 31, 2009
U.S. Treasury securities	$30,823	$—

Total available-for-sale investments	$30,823	$—

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2010
U.S. Treasury securities	$30,823	$2	$(2)	$30,823

Total available-for-sale securities	$30,823	$2	$(2)	$30,823

December 31, 2009(2)

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. No securities in unrealized loss positions have been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

(2)	No available-for-sale securities were held at the reporting date.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at December 31, 2010 and December 31, 2009 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2010
U.S. Treasury securities	$30,823	$30,823	$—	$—

Total available-for-sale securities	$30,823	$30,823	$—	$—

December 31, 2009(1)

(1)	No available-for-sale securities held at the reporting date.

Note 4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, long-term warrant liabilities related to warrants to purchase preferred and common stock and convertible notes payable. Fair value measurements are classified and disclosed in one of the following three categories:

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

Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value as of December 31, 2010 and 2009 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2010
Cash	$976	$976	$—	$—
Money Market funds, included in cash equivalents	4,039	4,039	—	—
U.S. Treasury securities, included in cash equivalents(1)	9,500	9,500	—	—
U.S. Treasury securities, available-for-sale	30,823	30,823	—	—

Total	$45,338	$45,338	$—	$—

December 31, 2009
Cash	$587	$587	$—	$—
Money Market funds, included in cash equivalents	17,672	17,672	—	—
Preferred Stock warrant liability	(661)	—	—	(661)

Total	$17,598	$18,259	$—	$(661)

(1)	U.S. Treasury securities were classified as cash equivalents because the securities were scheduled to mature less than 90 days from the purchase dates.

The Company measures available-for-sale securities at fair value on a recurring basis. The fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the Company’s available-for-sale securities was determined based on “Level 1” inputs. The fair value of preferred stock warrant liabilities was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the preferred stock warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2010.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(In thousands)
Fair value at January 1, 2008	$—
Transfer of preferred stock warrant liabilities to Level 3 upon adoption	203
Changes in fair value recognized in earnings	212

Fair value at December 31, 2008	415
Changes in fair value recognized in earnings	246

Fair value at December 31, 2009	661
Changes in fair value recognized in earnings	(467)
Estimated fair value at August 6, 2010 recorded to additional paid-in capital	(194)

Fair value at December 31, 2010	$—

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

Note 5. Property and Equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Laboratory equipment	$1,431	$1,285
Furniture and fixtures	92	112
Office and computer equipment	392	387
Software	120	87
Leasehold improvements	457	314

	2,492	2,185
Less accumulated depreciation and amortization	(1,791)	(1,691)

Property and equipment, net	$701	$494

For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization expense was $386,000, $694,000 and $544,000, respectively.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued payroll and employee-related costs	$469	$215
Accrued research and development costs	883	419
Other accrued liabilities	309	253

Total	$1,661	$887

Note 7. Preferred and Common Stock Warrants

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

The preferred stock warrants were accounted for as liabilities based on fair value and increases or decreases in the fair value of such warrants were recorded as other income (expense) in the statement of operations. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. Prior to conversion to common stock warrants, the changes in the fair value of the preferred stock warrants were recognized as a component of other income (expense) in the Statement of Operations.

The following table summarizes the preferred and common stock warrants outstanding (in thousands, except share and per share data):

	December 31, 2010				December 31, 2009
	Warrants Outstanding	Fair Value		Weighted- Average Exercise Price	Warrants Outstanding		Fair Value	Weighted- Average Exercise Price
Common stock warrants	66,075	$—	(2)	$4.73	—		$—	$—
Series A-1 & A-2 preferred stock warrants	—	$—		$—	66,075	(1)	$661	$4.73	(1)

(1)	Adjusted to reflect 1 for 8.6 reverse stock split effective February 24, 2010.
(2)

The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper.

The fair value of the preferred stock warrants were estimated using the Black-Scholes option pricing model based on the following assumptions:

	August 6, 2010	December 31, 2009	December 31, 2008
Expected volatility	70%	70%	66%
Expected term (in years)	1.4-6.9	2.0-8.0	3.0-9.0
Risk-free interest rate	0.25%-2.21%	2.54%	2.25%
Expected dividend yield	0%	0%	0%

The decrease in the fair value of the stock warrants was $467,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in the fair value for the year ended December 31, 2010 is due to the decrease in the fair value of the common stock to $5.00 based upon the closing of the Company’s IPO in August 2010. All outstanding common stock warrants are exercisable as of December 31, 2010 and will expire between one and seven years from December 31, 2010.

Note 8. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes (the “2009 Notes”) in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes (including interest thereon) were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recorded a beneficial conversion charge of $2.9 million related to the conversion of the 2009 Notes at a discount to the IPO price. There was $912,000 and $238,000 of interest expense incurred related to the 2009 Notes for the years ended December 31, 2010 and 2009, respectively.

Note 9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	December 31, 2010	December 31, 2009
Convertible preferred stock	—	7,943,959
Common stock warrants	66,075	—
Warrants for preferred stock	—	66,075
Shares available for purchase under the 2010 Employee Stock Purchase Plan	465,835	—
Common stock options outstanding	1,992,078	974,175
Common stock options available for future grant	1,666,076	43,045

Total common shares reserved for issuance	4,190,064	9,027,254

Note 10. Stock-based Compensation

During 2006, the Company adopted an equity compensation plan, the 2006 Equity Incentive Plan (the “2006 Plan”), for eligible employees, officers, directors, advisors and consultants. The 2006 Plan provided for the grant of up to 1,588,495 incentive and nonstatutory stock options. The terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the 2006 Plan. Options granted by the Company under the 2006 Plan generally vest over four years and are exercisable after they have been granted and up to ten years from the date of grant. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. If an optionholder exercises an option prior to the vesting of such option, the Company has the right, in the event of termination of services, to repurchase unvested shares issued under the 2006 Plan at the original issue price. In connection with the IPO, the 2010 Equity Incentive Plan (the “2010 Plan”), the 2010 Non-Employee Directors’ Stock Option Plan (the “2010 Directors’ Plan”) and the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) became effective immediately upon the signing of the underwriting agreement for the IPO.

2010 Plan. The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2010 Plan is 2,400,000 shares, plus the shares that remained available for future issuance under the 2006 Plan as of the effective date of the 2010 Plan. In addition, the number of shares of common stock reserved for issuance will automatically increase (i) on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 800,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options granted under the 2006 Plan that were outstanding as of the effective date of the 2010 Plan that are forfeited or expire after the effective date of the 2010 Plan. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years. As of December 31, 2010, there were 1,390,076 shares available for future grants under the 2010 Plan.

2010 Directors’ Plan. The 2010 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to the Company’s non-employee directors and will terminate at the discretion of the Company’s board of directors. An aggregate of 300,000 shares of the Company’s common stock are reserved for issuance under the 2010 Directors’ Plan. This amount will be increased annually on January 1, from 2011 until 2020, by the lesser of the aggregate number of shares of the Company’s common stock subject to options granted as initial grants and annual grants under the 2010 Directors’ Plan during the immediately preceding year or 150,000 shares. However, the Company’s board of directors will have the authority to designate a lesser number of shares by which the authorized number of shares of the Company’s common stock will be increased. The exercise price of the options granted under the 2010 Directors’ Plan will be equal to 100% of the fair market value of the Company’s common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options can be up to ten years. As of December 31, 2010, there were 276,000 shares available for future grants under the 2010 Directors’ Plan.

2010 Purchase Plan. The 2010 Purchase Plan authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by the Company’s board of directors that is less than (a) or (b). The 2010 Purchase Plan is implemented through a series of offerings of purchase rights to eligible employees. Under the 2010 Purchase Plan, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the 2010 Purchase Plan and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the 2010 Purchase Plan. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the 2010 Purchase Plan at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2010, there were 465,835 shares available for future sale under the 2010 Purchase Plan.

The Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s Balance Sheets. As of December 31, 2010 and 2009, there were 47,851 and 136,577 unvested shares of the Company’s common stock outstanding, respectively, and $32,000 and $85,000 of related recorded liability, respectively.

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	974,178	$1.36	8.36
Granted	1,084,122	3.61
Exercised	(60,858)	0.99		$174
Canceled	(5,364)	1.24

Options outstanding at December 31, 2010	1,992,078	$2.60	8.69	$2,412

Options vested or expected to vest at December 31, 2010	1,983,771	$2.59	8.69	$2,410

Options exercisable at December 31, 2010	712,048	$1.26	7.31	$1,776

At December 31, 2010 and December 31, 2009, there was approximately $3.2 million and $1.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.84 and 2.18 years, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share-weighted average fair value of stock options granted to employees during the years ended December 31, 2010, 2009 and 2008 was $2.29, $5.76 and $2.75, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	70%	67%	54%
Expected term (in years)	5.77-6.25	4.96-6.10	5.89-6.14
Risk-free interest rate	1.41%-1.70%	1.70%-2.79%	3.24%-3.50%
Expected dividend yield	0%	0%	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and is remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. The Company granted 1,500 and 10,579 stock options to non-employees during the years ended December 31, 2010 and 2009.

In connection with the non-employee options, the Company recognized expense of $22,000 and $120,000 during the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation Summary. Stock-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Purchase Plan and has been reported in the Company’s statements of operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research and development	$437	$461	$184
General and administrative	619	638	160

Total	$1,056	$1,099	$344

Since the Company had a net operating loss carryforward as of December 31, 2010, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the years ended December 31, 2010 and 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 11. Comprehensive Income (Loss)

Comprehensive loss was comprised of the following for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(23,864)	$(22,681)	$(22,791)
Unrealized gain (loss) on available-for-sale investments	—	(12)	12

Total	$(23,864)	$(22,693)	$(22,779)

Note 12. Income Taxes

The Company adopted the new accounting guidance related to accounting for uncertainty in income taxes on January 1, 2008, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Upon implementation of the new guidance, the Company had no unrecognized tax benefits. As of December 31, 2010 and 2009, there are also no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets are shown below (in thousands). A valuation allowance has been established to offset the deferred tax assets as realization of such assets has not met the more-likely-than-not threshold.

	Year Ended December 31,
	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$5,089	$4,111
Research tax credits	2,935	—
Capitalized research costs	21,741	15,732
Other, net	462	377

Total Deferred Tax Assets	30,227	20,220
Deferred Tax Liabilities	—	—

Net deferred tax assets	30,227	20,220
Valuation allowance	(30,227)	(20,220)

Net Deferred Tax Assets	$—	$—

The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2010 or December 31, 2009, and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2010, 2009 or 2008.

At December 31, 2010, the Company has federal net operating loss carryforwards of approximately $13.0 million, of which $749,000 are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”) and will expire unused and the remaining federal net operating losses will begin to expire in 2025 unless previously utilized. The Company has California net operating loss carryforwards of approximately $14.4 million, of which $785,000 are subject to limitation under IRC Section 382 and will expire unused and the remaining California net operating losses will begin to expire in 2015 unless previously utilized. The Company also has federal research tax credit carryforwards of approximately $2.9 million, of which $34,000 are subject to IRC Section 382 and will expire unused and the remaining federal research tax credit carryforwards will begin to expire in 2027. The Company also has California research tax credit carryforwards of approximately $896,000, which do not expire. Additional limitations may arise if the Company experiences an ownership change in subsequent years.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2010	2009	2008
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefits	7.1	5.6	5.8
Permanent differences	(10.0)	(1.6)	(0.2)
Credits	10.4	0.0	0.0
Change in valuation allowance	(41.5)	(38.0)	(39.6)

Effective tax rate	0.0%	0.0%	0.0%

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets. The Company’s valuation allowance increased approximately $10.0 million, $8.6 million and $8.1 million in 2010, 2009 and 2008, respectively, primarily due to net operating losses incurred during these periods. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2010, 2009, and 2008 (in thousands):

	December 31,
	2010	2009	2008
Gross unrecognized tax benefits at the beginning of the year	$—	$—	$—
Increases related to current year tax positions	570	—	—
Decreases related to prior year tax positions	—	—	—
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$570	$—	$—

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2010, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Note 13. Commitments

In October 2010, the Company amended its facility lease to expand its premises and extend the term of the lease to June 30, 2012. The Company accounts for this lease as an operating lease. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. The Company’s amended lease includes options to extend the term for up to 18 additional months beyond the current termination date and contains a 4% annual escalation provision. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $451,000, $418,000 and $329,000, respectively. As of December 31, 2010, the total future minimum payments under the Company’s operating leases were as follows (in thousands):

2011	$443
2012	229
2013	—
2014	—
2015	—
Thereafter	—

Total	$672

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2010 and 2009 (unaudited, in thousands, except for loss per share data):

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Year Ended December 31
2010
Revenues	$1,486	$2,084	$1,940	$2,522	$8,032
Operating expenses	5,362	4,505	7,335	11,524	28,726
Net loss attributable to common stockholders	(4,283)	(2,348)	(8,500)	(8,750)	(23,881)
Net loss per share:
Basic and diluted	$(5.08)	$(2.69)	$(0.57)	$(0.37)	$(2.36)
Shares used in the calculation of net loss per share
Basic and diluted	843	872	14,834	23,544	10,099

2009
Revenues	$1,085	$1,209	$1,691	$1,031	$5,016
Operating expenses	7,667	6,493	5,195	7,828	27,183
Net loss attributable to common stockholders	(6,577)	(5,302)	(3,511)	(7,319)	(22,709)
Net loss per share:
Basic and diluted	$(9.83)	$(7.49)	$(4.68)	$(9.25)	$(31.11)
Shares used in the calculation of net loss per share
Basic and diluted	669	708	750	791	730

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the period covered by this Annual Report on Form 10-K materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders to be held within 180 days of December 31, 2010, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Proxy Statement under the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Registrant on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Registrant on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Registrant on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Registrant on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Registrant on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among the Registrant and certain of its stockholders.

10.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2+(1)	Amended and Restated 2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.

10.3+(1)	2010 Equity Incentive Plan and Form of Stock Option Agreement thereunder.

10.4+(1)	2010 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.

10.5+(1)	2010 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.6+(1)	Employment Agreement dated February 1, 2007 between the Registrant and Jeffrey Stein, Ph.D.

10.7+(1)	Offer of Employment dated May 14, 2007 from the Registrant to Kenneth Bartizal, Ph.D.

10.8+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John Finn, Ph.D.

10.9+(1)	Offer of Employment dated June 15, 2007 from the Registrant to Philippe G. Prokocimer, M.D.

10.10+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John P. Schmid.

10.11+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.12(1)	Standard Industrial/Commercial Multi-Tenant Lease—Net dated September 7, 2004 between the Registrant and Nancy Ridge Technology Center, L.P., as amended on August 1, 2006, March 14, 2007, September 24, 2007, July 15, 2008 and March 11, 2010.

10.13*(1)	License Agreement dated January 31, 2007, by and between the Registrant and Dong-A Pharmaceutical Co., Ltd.

10.14*(1)	Contract Award issued by the National Institutes of Health, DHHS, NIAID, DEA and OA, dated September 1, 2008, relating to the development of novel agents for gram-negative biodefense pathogens.

10.15*(1)	Stevenson-Wydler (15 USC 3710) Cooperative Research and Development Agreement dated March 17, 2009, by and between the Registrant and Lawrence Livermore National Security LLC.

Exhibit	Description of Document

10.16*(1)	Contract Award issued by the Defense Threat Reduction Agency/BE-BC, dated April 21, 2010, relating to Broad Spectrum Antibacterial Therapeutics from Marine Natural products.

10.17*(1)	Research Agreement dated May 13, 2010, by and between the Registrant and the Regents of the University of California.

10.18(2)	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trius Therapeutics, Inc.

By:	/S/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 24, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Stein, Ph.D. and John P. Schmid, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey Stein Jeffrey Stein, Ph.D.	President, CEO and Director (Principal Executive Officer)	March 24, 2011

/s/ John Schmid John Schmid	Chief Financial Officer (Principal Financial Officer)	March 24, 2011

/s/ Michael Morneau Michael Morneau	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2011

/s/ David S. Kabakoff David S. Kabakoff, Ph.D.	Chairman of the Board of Directors	March 24, 2011

/s/ Brian G. Atwood Brian G. Atwood	Director	March 24, 2011

/s/ Karin Eastham Karin Eastham	Director	March 24, 2011

/s/ Nina Kjellson Nina Kjellson	Director	March 24, 2011

/s/ Brendan O’Leary Brendan O’Leary	Director	March 24, 2011

Signature	Title	Date

/s/ Michael Powell Michael Powell, Ph.D.	Director	March 24, 2011

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 24, 2011

/s/ Risa Stack Risa Stack, Ph.D.	Director	March 24, 2011

/s/ Paul Truex Paul Truex	Director	March 24, 2011