Form 10-Q
period 2011-03-31
Trius Therapeutics Inc
filed 2011-05-06
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 5, 2011 was 23,667,333.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,755	$14,515
Short-term investments, available-for-sale	30,955	30,823
Accounts receivable	2,071	1,832
Prepaid expenses and other current assets	1,169	1,389

Total current assets	39,950	48,559
Property and equipment, net	791	701
Other assets	419	240

Total assets	$41,160	$49,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,373	$2,147
Accrued liabilities and other	2,524	1,661

Total current liabilities	4,897	3,808
Deferred revenue	238	238
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2011 and December 31, 2010; 23,667,333 and 23,648,646 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	123,219	122,593
Accumulated other comprehensive income	7	—
Accumulated deficit	(87,204)	(77,142)

Total stockholders’ equity	36,025	45,454

Total liabilities and stockholders’ equity	$41,160	$49,500

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Contract research	$2,715	$1,486

Total revenues	2,715	1,486
Operating expenses:
Research and development	10,442	4,152
General and administrative	2,342	1,210

Total operating expenses	12,784	5,362

Loss from operations	(10,069)	(3,876)
Other income (expense):
Interest income	6	—
Interest expense	—	(403)
Other income (expense)	1	4

Total other income (expense)	7	(399)

Net loss	(10,062)	(4,275)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	(8)

Net loss attributable to common stockholders	$(10,062)	$(4,283)

Net loss per share, basic and diluted	$(0.43)	$(5.08)

Weighted-average shares outstanding, basic and diluted	23,613	843

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(10,062)	$(4,275)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	121	115
Share-based compensation	587	208
Amortization of investment premiums	174	—
Gain on remeasurement of stock warrants	—	(5)
Interest accrual on convertible notes payable	—	383
Deferred revenue	—	73
Changes in operating assets and liabilities:
Accounts receivable	(239)	(507)
Prepaid expenses and other current assets	220	141
Accounts payable	226	1,122
Accrued liabilities and other	875	(133)
Other assets	(178)	(147)

Net cash used in operating activities	(8,276)	(3,025)
Investing activities
Purchases of short-term investments	(4,548)	—
Maturities of short-term investments	4,249	—
Purchases of property and equipment	(211)	(230)

Net cash used in investing activities	(510)	(230)
Financing activities
Proceeds from exercise of stock options	26	—
Deferred initial public offering costs	—	(641)
Payments on capital lease obligation	—	(37)

Net cash provided by (used in) financing activities	26	(678)

Net decrease in cash and cash equivalents	(8,760)	(3,933)
Cash and cash equivalents at beginning of period	14,515	18,259

Cash and cash equivalents at end of period	$5,755	$14,326

Supplemental cash flow information
Cash paid for interest	$—	$1

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to current presentations. Balances of “accounts payable and accrued liabilities” and “accrued payroll and related expenses” at December 31, 2009 were reclassified to “accounts payable” and “accrued liabilities and other” to be consistent with financial statement presentation at March 31, 2011 and December 31, 2010.

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

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable

Accounts receivable at March 31, 2011 and December 31, 2010 represent amounts due from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), and with the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through March 31, 2011.

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

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Applicable revenue recognition criteria are considered separately for each unit of accounting. The Company recognizes revenue on development and collaboration agreements, including upfront payments, when they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis. Amounts received in advance of services performed are recorded as deferred revenue until earned. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

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

Share-Based Compensation

The Company accounts for share-based compensation by measuring and recognizing compensation expense for all share-based payments made to employees and directors based on estimated grant date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive loss consisted of the net loss and unrealized gains and losses on the changes in fair value of investments.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at March 31, 2011 and December 31, 2010. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of March 31, 2011, statements of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The December 31, 2010 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2011 and 2010 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(10,062)	$(4,283)
Denominator
Weighted-average common shares outstanding	23,654	968
Less: Weighted-average shares subject to repurchase	(41)	(125)

Denominator for basic and diluted net loss per share	23,613	843

Basic and diluted net loss per share	$(0.43)	$(5.08)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	March 31,
	2011	2010
Preferred stock	—	7,943,959
Common stock warrants	66,075	—
Preferred stock warrants	—	66,075
Common stock subject to repurchase	27,553	103,068
Common stock options	2,155,287	973,438

	2,248,915	9,086,540

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Investments in Marketable Securities

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2011
U.S. Treasury securities	$30,948	$7	$—	$30,955

Total available-for-sale securities	$30,948	$7	$—	$30,955

December 31, 2010
U.S. Treasury securities	$30,823	$2	$(2)	$30,823

Total available-for-sale securities	$30,823	$2	$(2)	$30,823

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

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at March 31, 2011 and December 31, 2010 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2011
U.S. Treasury securities	$30,948	$30,955	$—	$—

Total available-for-sale securities	$30,948	$30,955	$—	$—

December 31, 2010
U.S. Treasury securities	$30,823	$30,823	$—	$—

Total available-for-sale securities	$30,823	$30,823	$—	$—

Note 3. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Fair value measurements are classified and disclosed in one of the following three categories:

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

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures available-for-sale securities at fair value on a recurring basis. The fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of preferred stock warrant liabilities was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. Financial instruments measured at fair value as of March 31, 2011 and December 31, 2010 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
March 31, 2011
Cash	$449	$449	$—	$—
Money Market funds, included in cash equivalents	5,306	5,306	—	—
U.S. Treasury securities, available-for-sale	30,955	30,955	—	—

Total	$36,710	$36,710	$—	$—

December 31, 2010
Cash	$976	$976	$—	$—
Money Market funds, included in cash equivalents	4,039	4,039	—	—
U.S. Treasury securities, included in cash equivalents(1)	9,500	9,500	—	—
U.S. Treasury securities, available-for-sale	30,823	30,823	—	—

Total	$45,338	$45,338	$—	$—

(1)	U.S. Treasury securities were classified as cash equivalents because the securities were scheduled to mature less than 90 days from the purchase dates.

Note 4. Preferred and Common Stock Warrants

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

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

All outstanding common stock warrants are exercisable as of March 31, 2011 and December 31, 2010 and will expire between six months and seven years from March 31, 2011. During the three months ended March 31, 2010, the fair value of the preferred stock warrants decreased by approximately $5,000 and was recognized as a component of other income in the Statement of Operations.

Note 5. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes (the “2009 Notes”) in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes (including interest thereon) were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recognized $383,000 of interest expense related to the 2009 Notes for the three months ended March 31, 2010. There was no interest expense incurred related to the 2009 Notes for the three months ended March 31, 2011.

Note 6. Share-based Compensation

The Company granted 182,500 stock options to certain employees and consultants of the Company at a weighted average fair value of $4.34 during the three months ended March 31, 2011. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant. There were no stock options granted to employees or consultants during the three months ended March 31, 2010.

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,992,078	$2.60	8.69
Granted	182,500	4.34
Exercised	(18,687)	1.39
Canceled	(604)	1.29

Options outstanding at March 31, 2011	2,155,287	$2.76	8.57	$6,045

Options vested or expected to vest at March 31, 2011	2,147,034	$2.75	8.57	$6,389

Options exercisable at March 31, 2011	866,989	$1.63	7.45	$3,552

At March 31, 2011 and December 31, 2010, there was approximately $3.3 million and $3.2 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.89 and 2.84 years, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share-weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2011 was $2.91.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the three months ended March 31, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2011

Expected volatility	75%
Expected term (in years)	5.52-6.08
Risk-free interest rate	2.29%-2.71%
Expected dividend yield	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. The Company granted 5,000 stock options to non-employees during the three months ended March 31, 2011.

The Company recognized share-based compensation expense of $6,000 and $22,000 during the three months ended March 31, 2011 and 2010, respectively, related to non-employee options.

Share-Based Compensation Summary. Share-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$287	$84
General and administrative	300	124

Total	$587	$208

Since the Company had a net operating loss carryforward as of March 31, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the three months ended March 31, 2011 and 2010 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance of the following:

	March 31, 2011	December 31, 2010
Common stock warrants	66,075	66,075
Shares available for purchase under the 2010 Employee Stock Purchase Plan	702,321	465,835
Common stock options outstanding	2,155,287	1,992,078
Common stock options available for future grant	2,217,639	1,666,076

Total common shares reserved for issuance	5,141,322	4,190,064

Note 8. Comprehensive Loss

Comprehensive loss was comprised of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(10,062)	$(4,283)
Unrealized gain on available-for-sale investments	7	—

Comprehensive loss	$(10,055)	$(4,283)

Note 9. Commitments

The Company’s amended facility lease will expire on June 30, 2012 and the Company has options to extend the lease through December 31, 2013. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended March 31, 2011 and 2010 was $126,000 and $125,000, respectively. See Note 11 Subsequent Events for further discussion of the Company’s lease obligations.

Note 10. Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standard-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 11. Subsequent Events

In April 2011, the Company entered into a three year research contract with Lawrence Livermore National Laboratory (LLNL), part of the U.S. Department of Energy’s Nuclear Security Administration, for the development of novel antibiotics directed against multi-drug resistant bacterial pathogens. Trius may receive up to $3.0 million over three years in support of its development efforts.

In April 2011, the Company amended its facility lease to occupy an additional 5,803 square feet. To the extent the Company makes any facility improvements, the Company is required to pay for those improvements and will amortize those costs over the remaining lease term. Under the terms of the lease, the Company is required to make remaining minimum lease payments of $406,000 in 2011 and $291,000 in 2012 for a total of $697,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 25, 2011.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing torezolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. We initiated our Phase 3 clinical program for torezolid phosphate for the treatment of ABSSI in August 2010. We completed a Phase 1 clinical trial during the first quarter of 2011 which evaluated the ability of torezolid phosphate to penetrate into the lung for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of torezolid phosphate for the treatment of pneumonia using the same 200 milligram, once daily dose of torezolid phosphate that we are currently testing for skin infections. We are also evaluating potential ex-US territory strategic alliances for torezolid phosphate. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under three contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, a second funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense, and a new third contract that we entered into in April 2011 with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

We acquired worldwide rights to torezolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed torezolid phosphate from filing an Investigational New Drug Application, or IND, into our first Phase 3 clinical trial. In addition, we have substantially lowered the manufacturing costs of torezolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens, which the Company also believes can be developed into commercial products. The scope of the contract includes preclinical, nonclinical and clinical IND and New Drug Application, or NDA,-enabling development activities. Pursuant to our NIAID contract, we retain a worldwide nonexclusive royalty-free license for each invention to which NIAID obtains title, and the United States government retains certain march-in rights with respect to our inventions developed under our NIAID contract. From contract inception through March 31, 2011, we have recognized $13.9 million in revenues related to the research performed under the NIAID contract.

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, we retain a worldwide nonexclusive royalty-free license for each invention to which DTRA obtains title, and the United States government retains certain march-in rights with respect to these same inventions. From contract inception through March 31, 2011, we have recognized $2.5 million in revenues related to the research performed under our DTRA contract.

In April 2011, we entered into a three year research contract with LLNL for the development of novel antibiotics directed against multi-drug resistant bacterial pathogens. Trius may receive up to $3.0 million over three years in support of its development efforts.

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have never been profitable and have incurred significant net losses since our inception. As of March 31, 2011, we had an accumulated deficit of $87.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with torezolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of torezolid phosphate and work to discover and develop additional product candidates through our research and discovery programs. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

On August 6, 2010, we completed our initial public offering, or IPO, of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. In the IPO, we sold 10,000,000 shares of our common stock, at a price of $5.00 per share. As a result of the IPO, we raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon the closing of the IPO, 1,454,545 shares of our convertible preferred stock and 66,863,641 shares of our redeemable convertible preferred stock automatically converted into 7,943,959 shares of our common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of our common stock, a $2.9 million non-cash beneficial conversion charge was recorded, and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of the warrants to purchase preferred stock into warrants to purchase common stock.

Financial overview

Revenues

We derived substantially all of our revenues from our NIAID and DTRA contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We have recognized $21.7 million of revenues from inception through March 31, 2011. Other than federal funding, we do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such product candidates. We continue to pursue government contract funding for preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or collaboration agreements with third parties, we may generate revenues from those product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to torezolid phosphate and our preclinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and share-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Clinical and nonclinical research and development (including manufacturing)	$7,639	$2,705
Preclinical research and development	2,803	1,447

Total	$10,442	$4,152

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance, commercial strategy and business development. Other significant expenses include professional fees for general legal services, legal expenses to pursue patent protection of our intellectual property, accounting fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, share-based compensation and allocated facility costs. We expect our general and administrative expense to increase as we continue to operate as a public company and build our corporate infrastructure in support of continued development of torezolid phosphate and our preclinical programs. These increases likely will include additional salaries and related expenses, consultant fees, and expenses related to enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

There is no interest expense for the first quarter of 2011. For the first quarter of 2010, interest expense consisted primarily of interest accrued on the notes payable prior to their conversion, interest accrued or paid on our capital leases and non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our financial statements in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

The following table summarizes our revenues for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Contract research	$2,715	$1,486	$1,229	83%

Total revenues increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to the commencement of work under our DTRA contract which was entered into in April 2010 and additional efforts under our NIAID contract.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Research and development expenses	$10,442	$4,152	$6,290	151%

During the three months ended March 31, 2011, our research and development costs related primarily to our clinical trials of torezolid phosphate as well as research under our NIAID and DTRA contracts. During the three months ended March 31, 2010, our research and development costs related primarily to preparation for the initiation of our Phase 3 clinical trial and research under our NIAID contract. Clinical trial expenses increased by $4.6 million during the three months ended March 31, 2011 when compared to the same period in 2010 due to the fact that our Phase 3 trial of torezolid phosphate had not yet commenced in the comparable period in 2010. In addition, our nonclinical research expenses increased by $769,000 during the three months ended March 31, 2011 due to work performed under our DTRA contract which had not yet commenced in the comparable period in 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
General and administrative expenses	$2,342	$1,210	$1,132	94%

The increase in general and administrative expenses was due primarily to $201,000 of additional personnel costs, $176,000 in additional share-based compensation, and $266,000 of costs related to operating as a publicly traded company in 2011.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Interest income	$6	$—	$6	100%
Interest expense	—	(403)	403	100%
Other income (expense)	1	4	(3)	(75)%

Total	$7	$(399)	$406	102%

There was no interest expense recognized during the three months ended March 31, 2011 because there was no debt outstanding during the period. The notes payable that were held during the three months ended March 31, 2010 converted to common stock upon the closing of our IPO in August 2010.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our NIAID and DTRA contracts and research grants. As of March 31, 2011, we had cash and cash equivalents and short-term investments of approximately $36.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of March 31, 2011, our funds are held in cash, money market funds and United States Treasury securities.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(8,276)	$(3,025)
Net cash used in investing activities	(510)	(230)
Net cash provided by (used in) financing activities	26	(678)

Net decrease in cash and cash equivalents	$(8,760)	$(3,933)

During the three months ended March 31, 2011 and 2010 our operating activities used cash of $8.3 million and $3.0 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The increase in cash used in operations during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to expenses associated with our Phase 3 clinical trial of torezolid phosphate which was initiated in August 2010. During the three months ended March 31, 2011, our investing activities used cash of $510,000 primarily due to purchases of short-term investments in excess of maturities of short-term investments. During the three months ended March 31, 2011, financing activities provided $26,000 in cash which was primarily derived from proceeds from exercise of stock options. During the three months ended March 31, 2010, financing activities used cash of $678,000 which was primarily due to deferred IPO costs and debt service for capital lease obligations.

Operating Capital Requirements

We anticipate we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies for torezolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the Food and Drug Administration, or FDA, does not approve torezolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID, DTRA or LLNL contracts is discontinued.

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

Our existing working capital, including the funds received on August 6, 2010 from our IPO, alone will not be sufficient to fund our operations through the successful development and commercialization of torezolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support potential regulatory approval of torezolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at March 31, 2011:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$697	$549	$148	$—	$—

Under our license agreement with Dong-A, we may be required to make up to an aggregate of $13.0 million in additional payments to Dong-A upon the achievement of specified development and regulatory approval milestones. We are unable at this time to estimate with certainty the amount or timing of future costs we will incur under this agreement.

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or FASB, or other standard-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale and consisted of money market funds and debt instruments of agencies of the U.S. government at March 31, 2011. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of March 31, 2011, we had an accumulated deficit of $87.2 million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of our securities and through research funding from the United States government. We expect to continue to incur substantial additional operating losses for the next several years as we advance torezolid phosphate and our preclinical programs. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for torezolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

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

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than torezolid phosphate or any other drug candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

The competition in the market for antibiotics is intense. If approved, torezolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro; and telavancin, marketed by Theravance, Inc. and Astellas Pharma, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid and telavancin are all approved treatments for serious gram-positive infections such as cSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of torezolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, torezolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include ceftobiprole, under development by Basilea Pharmaceutica AG and approved in Canada and Switzerland, CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc. and Novartis AG, and BC-3781, under development by Nabrivia which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, torezolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before torezolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of torezolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize torezolid phosphate and our results of operations will suffer.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of May 1, 2011, we employed 56 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize torezolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

The TRIUS THERAPEUTICS mark has been registered in the United States, Canada, Australia, Europe, India, Japan, New Zealand and Singapore for use in connection with pharmaceutical research and development services and for anti-infective and antibacterial pharmaceutical preparations for the treatment of infections. Currently, we have a pending trademark application for the TRIUS THERAPEUTICS mark in China. We are not aware of any third party opposition or cancellation proceedings against the TRIUS THERAPEUTICS mark.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support our ongoing preclinical programs are dependent upon our NIAID, DTRA and LLNL contracts and if we do not receive all of the funds under these contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate our preclinical programs.*

Substantially all of our revenues that support our preclinical programs have been derived from United States government grants and our NIAID and DTRA contracts. There can be no assurances that these contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, NIAID, DTRA and LLNL may not be required to continue funding our existing contracts.

Due to the current economic downturn, any accompanying fall in tax revenues and the United States government’s efforts to stabilize the economy, the United States government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of our receipt of future government contract revenues.

United States government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.*

United States government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the United States government to unilaterally:

•	Audit and object to our NIAID, DTRA or LLNL contract-related costs and fees, and require us to reimburse all such costs and fees;

•	Suspend or prevent us for a set period of time from receiving new contracts or extending our existing contracts based on violations or suspected violations of laws or regulations;

•	Cancel, terminate or suspend our contracts based on violations or suspected violations of laws or regulations;

•	Terminate our contracts if in the government’s best interest, including if funds become unavailable to the applicable governmental agency;

•	Reduce the scope and value of our NIAID, DTRA or LLNL contracts; and

•	Change certain terms and conditions in our NIAID, DTRA or LLNL contracts.

The United States government will be able to terminate each of its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

The United States government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO or in federal court. If such a challenge is successful, our NIAID, DTRA or LLNL contracts or any future contract we may be awarded may be terminated.*

The laws and regulations governing the procurement of goods and services by the United States government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

Our business is subject to audit by the United States government, including under our contracts with NIAID, DTRA and LLNL, and a negative audit could adversely affect our business.*

United States government agencies such as the Department of Health and Human Services, or DHHS, the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business.*

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our NIAID, DTRA and LLNL contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

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

Foreign governments typically also have laws and regulations governing contracts with their respective agencies. These foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing NIAID, DTRA and LLNL contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our revenues and results of operations.

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.*

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our NIAID, DTRA and LLNL contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the United States government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

As a public company, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner, it may affect the reliability of our internal control over financial reporting.*

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. For the year ending December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2011.

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

Use of Proceeds

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-162945) that was declared effective by the SEC on August 2, 2010, which registered an aggregate of 10,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On August 6, 2010, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $5.00 per share, for an aggregate gross offering price of $50 million to us. The over-allotment option was not exercised. The underwriters of the offering were Citigroup Global Markets Inc., Piper Jaffray & Co., Canaccord Genuity Inc. and JMP Securities LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

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

As of March 31, 2011, approximately $36.7 million of the net proceeds from our IPO were held in cash, cash equivalents, money market funds and government agency securities. We intend to invest these funds in the future in some combination of government agency and/or corporate securities with the balance of the net proceeds held in money market funds in accordance with our investment policy. Through March 31, 2011, we have used approximately $8.4 million of the net proceeds from our IPO to fund clinical and nonclinical research and development costs for torezolid phosphate and for working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 5.	Other Information

In April 2011, the Company entered into a three year research contract with Lawrence Livermore National Laboratory, part of the U.S. Department of Energy’s Nuclear Security Administration, for the development of novel antibiotics directed against multi-drug resistant bacterial pathogens. Trius may receive up to $3.0 million over three years in support of its development efforts.

In April 2011, the Company executed an amendment to its lease facility agreement to occupy an additional 5,803 square feet.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Trius Therapeutics, Inc. on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Trius Therapeutics, Inc. on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Trius Therapeutics, Inc. on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Trius Therapeutics, Inc. on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among Trius Therapeutics, Inc. and certain of its stockholders.

10.1	Seventh Amendment Dated March 19, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-162945), as amended, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: May 6, 2011	By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2011	By:	/s/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(1)	Warrant issued by Trius Therapeutics, Inc. on December 20, 2005 to VenCore Solutions LLC.

4.4(1)	Warrant issued by Trius Therapeutics, Inc. on October 13, 2006 to VenCore Solutions LLC.

4.5(1)	Warrant issued by Trius Therapeutics, Inc. on June 14, 2007 to VenCore Solutions LLC.

4.6(1)	Warrant issued by Trius Therapeutics, Inc. on September 14, 2007 to TriplePoint Capital, LLC.

4.7(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among Trius Therapeutics, Inc. and certain of its stockholders.

10.1	Seventh Amendment Dated March 19, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-162945), as amended, filed with the Securities and Exchange Commission.