Form 10-Q
period 2011-06-30
Trius Therapeutics Inc
filed 2011-08-15
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 3, 2011 was 28,526,029.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,961	$14,515
Short-term investments, available-for-sale	46,701	30,823
Accounts receivable	2,132	1,832
Prepaid expenses and other current assets	1,468	1,389

Total current assets	60,262	48,559
Property and equipment, net	868	701
Other assets	25	240

Total assets	$61,155	$49,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,813	$2,147
Accrued liabilities	3,125	1,661
Current portion of deferred revenue	238	—

Total current liabilities	6,176	3,808
Deferred revenue	—	238
Common stock warrant liability	8,682	—

Total liabilities	14,858	4,046

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2011 and December 31, 2010; 28,525,679 and 23,648,646 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	143,476	122,593
Accumulated other comprehensive income	9	—
Accumulated deficit	(97,192)	(77,142)

Total stockholders’ equity	46,297	45,454

Total liabilities and stockholders’ equity	$61,155	$49,500

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Contract research	$2,859	$2,084	$5,574	$3,570

Total revenues	2,859	2,084	5,574	$3,570
Operating expenses:
Research and development	10,376	3,484	20,819	7,636
General and administrative	2,478	1,021	4,820	2,231

Total operating expenses	12,854	4,505	25,639	9,867

Loss from operations	(9,995)	(2,421)	(20,065)	(6,297)
Other income (expense):
Interest income	7	—	16	—
Interest expense	—	(391)	—	(794)
Other income (expense)	—	471	(1)	475

Total other income (expense)	7	80	15	(319)

Net loss	(9,988)	(2,341)	(20,050)	(6,616)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	(7)	—	(15)

Net loss attributable to common stockholders	$(9,988)	$(2,348)	$(20,050)	$(6,631)

Net loss per share, basic and diluted	$(0.40)	$(2.69)	$(0.82)	$(7.74)

Weighted-average shares outstanding, basic and diluted	25,255	872	24,439	857

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(20,050)	$(6,616)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	247	219
Share-based compensation	1,242	395
Amortization of investment premiums	310	1
Gain on remeasurement of preferred stock warrants	—	(476)
Interest accrual on convertible notes payable	—	757
Deferred revenue	—	72
Changes in operating assets and liabilities:
Accounts receivable	(300)	(1,151)
Prepaid expenses and other current assets	(79)	125
Accounts payable	666	176
Accrued liabilities	1,486	(160)
Other assets	215	(136)

Net cash used in operating activities	(16,263)	(6,794)
Investing activities
Purchases of short-term investments	(38,973)	—
Maturities of short-term investments	22,794	—
Purchases of property and equipment	(414)	(276)

Net cash used in investing activities	(16,593)	(276)
Financing activities
Proceeds from issuance of common stock and warrants, net of underwriting discounts and offering costs	28,010	—
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	292	—
Deferred initial public offering costs	—	(735)
Payments on capital lease obligation	—	(63)

Net cash provided by (used in) financing activities	28,302	(798)

Net decrease in cash and cash equivalents	(4,554)	(7,868)
Cash and cash equivalents at beginning of period	14,515	18,259

Cash and cash equivalents at end of period	$9,961	$10,391

Supplemental cash flow information
Cash paid for interest	$—	$2

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

Initial Public Offering

On August 6, 2010, the Company completed its Initial Public Offering (“IPO”) of common stock pursuant to a registration statement that was declared effective on August 2, 2010. In the IPO, the Company sold 10,000,000 shares of its common stock, at a price of $5.00 per share. As a result of the IPO, the Company raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million. Costs directly associated with the Company’s IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

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

Private Placement

On May 31, 2011, the Company closed a Private Placement (“Private Placement”) transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. As a result of the Private Placement, the Company raised a total of $28.0 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and offering expenses of $0.3 million.

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

Short-term Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Accounts Receivable

Accounts receivable at June 30, 2011 represent amounts due from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, and with Lawrence Livermore National Laboratory (“LLNL”), a part of the U.S. Department of Energy’s National Nuclear Security Administration. Accounts receivable at December 31, 2010 represent amounts due from NIAID and DTRA.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through June 30, 2011.

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

Preferred Stock Warrant Liability and Common Stock Warrants

Warrants to purchase the Company’s convertible preferred stock were classified as liabilities and, through the date of the IPO, were recorded at estimated fair value. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The fair value of the preferred stock warrants was estimated on the date of the IPO and recorded to additional paid-in capital upon conversion to common stock warrants. The Company reassessed the accounting treatment for the warrants as of the IPO date and deemed that accounting for the warrants within additional paid-in capital was appropriate.

The Company evaluated the accounting treatment for the warrants to purchase the Company’s common stock that were issued in conjunction with the Private Placement and determined that liability classification was appropriate. Upon closing of the Private Placement, the warrants were accounted for as a long-term liability and will be marked to market at each reporting date with changes in market value recorded as other income (expense).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and warrants to purchase common stock. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period. The fair value of the common stock warrants is determined using a Black-Scholes model.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s comprehensive loss consisted of the net loss and unrealized gains and losses on the changes in fair value of investments.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at June 30, 2011 and December 31, 2010. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of June 30, 2011, statements of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the three months and six months ended June 30, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2011 and the results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the three months and six months ended June 30, 2011 and 2010. The December 31, 2010 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The financial data and other information disclosed in these notes to the financial statements related to the three months and six months ended June 30, 2011 and 2010 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss per share
Numerator
Net loss attributable to common stockholders	$(9,988)	$(2,348)	$(20,050)	$(6,631)
Denominator
Weighted-average common shares outstanding	25,277	967	24,470	967
Less: Weighted-average shares subject to repurchase	(22)	(95)	(31)	(110)

Denominator for basic and diluted net loss per share	25,255	872	24,439	857

Basic and diluted net loss per share	$(0.40)	$(2.69)	$(0.82)	$(7.74)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	June 30,
	2011	2010
Preferred stock	—	7,943,959
Common stock warrants	1,693,058	—
Preferred stock warrants	—	66,075
Common stock subject to repurchase	10,818	78,388
Common stock options	2,389,258	970,798

	4,093,134	9,059,220

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Investments in Marketable Securities

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2011
U.S. Treasury securities	$46,692	$10	$(1)	$46,701

Total available-for-sale securities	$46,692	$10	$(1)	$46,701

December 31, 2010
U.S. Treasury securities	$30,823	$2	$(2)	$30,823

Total available-for-sale securities	$30,823	$2	$(2)	$30,823

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. No securities in unrealized loss positions have been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at June 30, 2011 and December 31, 2010 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2011
U.S. Treasury securities	$46,692	$46,701	$—	$—

Total available-for-sale securities	$46,692	$46,701	$—	$—

December 31, 2010
U.S. Treasury securities	$30,823	$30,823	$—	$—

Total available-for-sale securities	$30,823	$30,823	$—	$—

Note 3. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 —Quoted prices in active markets for identical assets or liabilities.

Level 2 —Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures available-for-sale securities at fair value on a recurring basis. The fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the common stock warrant liability was determined based on “Level 3” inputs and the Black-Scholes option pricing model. Financial instruments measured at fair value as of June 30, 2011 and December 31, 2010 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
June 30, 2011
Money Market funds, included in cash equivalents	$8,475	$8,475	$—	$—
U.S. Treasury securities, included in cash equivalents(1)	500	500	—	—
U.S. Treasury securities, available-for-sale	46,701	46,701	—	—
Common stock warrant liability	(8,682)	—	—	(8,682)

Total	$46,994	$55,676	$—	$(8,682)

December 31, 2010
Money Market funds, included in cash equivalents	$4,039	$4,039	$—	$—
U.S. Treasury securities, included in cash equivalents(1)	9,500	9,500	—	—
U.S. Treasury securities, available-for-sale	30,823	30,823	—	—

Total	$44,362	$44,362	$—	$—

(1)	U.S. Treasury securities were classified as cash equivalents because the securities were scheduled to mature less than 90 days from the purchase dates.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4. Preferred and Common Stock Warrants

Equity-classified warrants

During 2004, 2005 and 2006, in conjunction with its financing arrangements, the Company issued warrants to purchase 140,909, 40,909 and 40,090, respectively, of shares of Series A-1 convertible preferred stock at $0.55 per share and in 2007, issued warrants to purchase an aggregate of 346,363 shares of Series A-2 redeemable convertible preferred stock at $0.55 per share.

The preferred stock warrants were accounted for as liabilities based on fair value and increases or decreases in the fair value of such warrants are recorded as other income (expense) in the Statement of Operations. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. During the three and six months ended June 30, 2010, the fair value of the preferred stock warrants decreased by approximately $470,000 and $476,000, respectively, and was recognized as a component of other income in the Statement of Operations.

Liability-classified warrants

In conjunction with the Private Placement that closed on May 31, 2011, the Company issued warrants to purchase 1,662,500 shares of common stock at $8.50 per share. These warrants become exercisable on November 27, 2011 and expire five years thereafter. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a long-term liability. We will continue to value the warrants at each reporting date, with any changes in fair value being recorded as other income (expense) in the Statement of Operations. The fair value of the warrants at June 30, 2011 was $8.7 million.

The determination that the warrants should be recorded as a liability is due to the fact that the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions (“Fundamental Transactions”) involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting (“Delisting”), which is deemed to occur when the common stock is no longer listed on a national securities exchange. The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a Delisting.

The net cash settlement value at the time of any future Fundamental Transaction or Delisting will depend upon the value of the following inputs at that time: the price per share of the Company’s common stock, the volatility of the Company’s common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield. The warrant requires use of a volatility assumption equal to the greater of (i) 100%, (ii) the 30-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction or Delisting, or (iii) the arithmetic average of the 10, 30, and 50-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction or Delisting.

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant under the net cash settlement value that is significantly different than the carrying value of the liability on our financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the three months and six months ended June 30, 2011, 35,517 equity-classified warrants were net exercised resulting in the issuance of 15,129 shares of common stock. At June 30, 2011, there were 1,693,058 common stock warrants outstanding of which 30,558 were exercisable. The common stock warrants outstanding will expire between six months and six years from June 30, 2011. At December 31, 2010, there were 66,075 common stock warrants outstanding and exercisable.

Note 5. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes (the “2009 Notes”) in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes (including interest thereon) were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recognized $374,000 and $757,000 of interest expense related to the 2009 Notes for the three months and six months ended June 30, 2010, respectively. There was no interest expense incurred related to the 2009 Notes for the three months or six months ended June 30, 2011.

Note 6. Share-based Compensation

The Company granted 426,500 stock options to certain employees and consultants of the Company with a weighted average exercise price of $6.35 per share during the six months ended June 30, 2011. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant. There were no stock options granted to employees or consultants during the six months ended June 30, 2010.

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,992,078	$2.60	8.69
Granted	426,500	6.35
Exercised	(28,716)	1.35
Canceled	(604)	1.29

Options outstanding at June 30, 2011	2,389,258	$3.28	8.49	$11,122

Options vested or expected to vest at June 30, 2011	2,381,035	$3.28	8.49	$11,094

Options exercisable at June 30, 2011	991,882	$1.83	7.42	$6,042

At June 30, 2011 and December 31, 2010, there was approximately $4.0 million and $3.2 million, respectively, of total unrecognized compensation costs related to outstanding options which is expected to be recognized over a weighted average period of 2.72 and 2.84 years, respectively.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share-weighted average grant date fair value of stock options granted to employees during the three months and six months ended June 30, 2011 was $7.85 and $6.35, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the six months ended June 30, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2011
Expected volatility	75%
Expected term (in years)	5.27-6.08
Risk-free interest rate	1.659%-2.71%
Expected dividend yield	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. The Company granted 5,000 stock options to non-employees during the six months ended June 30, 2011. There were no stock options granted to non-employees during the six months ended June 30, 2010. The Company recognized expense related to non-employee options of $6,000 and $7,000 during the three months ended June 30, 2011 and 2010, respectively, and $12,000 and $29,000 during the six months ended June 30, 2011 and 2010, respectively.

Share-Based Compensation Summary. Share-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$344	$79	$632	$162
General and administrative	310	109	610	233

Total	$654	$188	$1,242	$395

Since the Company had a net operating loss carryforward as of June 30, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the six months ended June 30, 2011 and 2010 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	June 30, 2011	December 31, 2010
Common stock warrants	1,693,058	66,075
Shares available for purchase under the 2010 Employee Stock Purchase Plan	619,133	465,835
Common stock options outstanding	2,389,258	1,992,078
Common stock options available for future grant	1,973,639	1,666,076

Total common shares reserved for issuance	6,675,088	4,190,064

Note 8. Comprehensive Loss

Comprehensive loss was comprised of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(9,988)	$(2,341)	$(20,050)	$(6,616)
Unrealized gain on available-for-sale investments	2	—	9	—

Comprehensive loss	$(9,986)	$(2,341)	$(20,041)	$(6,616)

Note 9. Commitments

The Company’s amended facility lease will expire on June 30, 2013 and the Company has options to extend the lease through June 30, 2014. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended June 30, 2011 and 2010 was $159,000 and $107,000, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $286,000 and $232,000, respectively.

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

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations during the first six months of the year, adoption of this guidance had no impact on the Company’s results of operations for the three and six months ended June 30, 2011.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. Milestones do not include events that occur solely upon the passage of time or as a result of a counterparty’s performance.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

Note 11. Subsequent Events

On July 26, 2011, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Bayer Pharma AG (“Bayer”) which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, torezolid phosphate (torezolid), in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea. Under the Agreement, the Company retains full development and commercialization rights outside the Bayer licensed territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in its licensed territory, Bayer will pay the Company $25.0 million upfront and will support approximately 25% of the future development costs of torezolid required for global approval in acute bacterial skin and skin structure infections (“ABSSSI”) and pneumonia, subject to certain adjustments and limitations. In addition, Bayer will support 100% of the future development costs required for local approval in the Bayer licensed territory. The Company is also eligible to receive up to $69.0 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of torezolid in the Bayer licensed territory.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing torezolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. We initiated our Phase 3 clinical program for torezolid phosphate for the treatment of ABSSSI in August 2010. We completed a Phase 1 clinical trial during the first quarter of 2011 which evaluated the ability of torezolid phosphate to penetrate into the lung for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of torezolid phosphate for the treatment of pneumonia using the same 200 milligram, once daily dose of torezolid phosphate that we are currently testing for skin infections. In July 2011, we signed an exclusive collaboration agreement with Bayer Pharma AG, or Bayer, to develop and commercialize our lead Phase 3 antibiotic, torezolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, or the Bayer licensed territory. Under the collaboration agreement, we retain full development and commercialization rights outside of the Bayer licensed territory including the United States, Canada and the European Union. We intend to continue to evaluate potential ex-US territory strategic alliances for torezolid phosphate outside of the Bayer licensed territory. In August 2011, we reached agreement with the United States Food and Drug Administration, or FDA, under the Special Protocol Assessment, or SPA, process, on the design of our second planned Phase 3 study for the intravenous and oral dosage forms of torezolid phosphate for treatment of ABSSSI. We expect to start this pivotal study in the fourth quarter of 2011. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under three contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, a second funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense, and a new third contract that we entered into in April 2011 with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

We acquired worldwide rights to torezolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed torezolid phosphate from filing an Investigational New Drug Application, or IND, into our first Phase 3 study. In addition, we have substantially lowered the manufacturing costs of torezolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens, which the Company also believes can be developed into commercial products. The scope of the contract includes preclinical, nonclinical and clinical IND and New Drug Application, or NDA,-enabling development activities. Pursuant to our NIAID contract, we retain a worldwide nonexclusive royalty-free license for each invention to which NIAID obtains title, and the United States government retains certain march-in rights with respect to our inventions developed under our NIAID contract. From contract inception through June 30, 2011, we have recognized $15.3 million in revenues related to the research performed under the NIAID contract.

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, we retain a worldwide nonexclusive royalty-free license for each invention to which DTRA obtains title, and the United States government retains certain march-in rights with respect to these same inventions. From contract inception through June 30, 2011, we have recognized $3.8 million in revenues related to the research performed under our DTRA contract.

In April 2011, we entered into a three year research contract with LLNL for the development of novel antibiotics directed against multi-drug resistant bacterial pathogens. Trius may receive up to $3.0 million over three years in support of its development efforts. From contract inception through June 30, 2011, we have recognized $0.1 million in revenues related to the research performed under the LLNL contract.

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have never been profitable and have incurred significant net losses since our inception. As of June 30, 2011, we had an accumulated deficit of $97.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with torezolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of torezolid phosphate and work to discover and develop additional product candidates through our research and discovery programs. As a result, we will continue to seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

On May 31, 2011, we closed a private placement (“Private Placement”) transaction, or the Private Placement, with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. As a result of the Private Placement, we raised a total of $28.0 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and offering expenses of $0.3 million.

On July 26, 2011, we signed an exclusive collaboration agreement with Bayer to develop and commercialize our lead Phase 3 antibiotic, torezolid phosphate in the Bayer licensed territory. Under the collaboration agreement, we retain full development and commercialization rights outside of the Bayer licensed territory including the United States, Canada and the European Union. In exchange for development and commercialization rights in its licensed territory, Bayer has agreed to pay us $25.0 million upfront and will support approximately 25% of the future development costs of torezolid phosphate required for global approval in ABSSSI and hospital-acquired pneumonia, or HAP. In addition, Bayer has agreed to support 100% of the future development costs required for local approval in the Bayer licensed territory. We are also eligible to receive up to $69.0 million upon the achievement of certain development, regulatory and commercial milestones and are entitled to receive double-digit royalties on net sales of torezolid phosphate in the Bayer licensed territory.

On August 2, 2011 we reached agreement with the FDA, under the SPA process, on the design of our second planned Phase 3 study for the intravenous and oral dosage forms of torezolid phosphate for treatment of ABSSSI. This double-blind pivotal study will compare the efficacy and safety of once-daily administration of 200 milligrams of torezolid phosphate for six days of treatment to twice-daily administration of 600 milligrams of linezolid (Zyvox®, Pfizer) for 10 days of treatment. All patients will be initiated on the IV dosage form for a minimum of one day’s treatment and will be transitioned to the oral dosage form at the discretion of the clinical investigator. As with our first and on-going Phase 3 study testing the oral dosage form, the primary efficacy endpoint of this IV to oral transition study will be the cessation of infected lesion spread and absence of fever at 48 to 72 hours following initiation of treatment. Secondary endpoints will include, among other things, sustained clinical response at the end of therapy visit, and the investigator’s assessment of clinical response at all visits and clinical success at the post treatment evaluation visit. Provided non-inferiority is met, an assessment of superiority of torezolid phosphate to linezolid with respect to the primary efficacy endpoint will also be made. We expect to start this pivotal study in the fourth quarter of 2011.

Financial overview

Revenues

We have recognized $24.5 million of revenues from inception through June 30, 2011. We have derived substantially all of our revenues from our NIAID, DTRA and LLNL contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our contracts with NIAID, DTRA, and LLNL as well as through our collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to torezolid phosphate and our nonclinical, preclinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and share-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Clinical and nonclinical research and development (including manufacturing)	$7,573	$1,872	$15,367	$4,577
Preclinical research and development	2,803	1,612	5,452	3,059

Total	$10,376	$3,484	$20,819	$7,636

At this time, due to the inherently unpredictable nature of nonclinical, preclinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of torezolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing torezolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, other than our collaboration agreement with Bayer, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue our Phase 3 clinical program for torezolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of torezolid phosphate for additional indications, as well as to advance our preclinical programs.

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

Interest Expense

There is no interest expense for the three or six months ended June 30, 2011. For the three and six months ended June 30, 2010, interest expense consisted primarily of interest accrued on the notes payable prior to their conversion, interest accrued or paid on our capital leases and non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Contract research	$2,859	$2,084	$775	37%

Total revenues increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to additional research performed under our DTRA and NIAID contracts as well as the commencement of research under our LLNL contract which was entered into in April 2011.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Research and development expenses	$10,376	$3,484	$6,892	198%

During the three months ended June 30, 2011, our research and development costs related primarily to our clinical trials of torezolid phosphate as well as research under our NIAID, DTRA and LLNL contracts. During the three months ended June 30, 2010, our research and development costs related primarily to preparation for the initiation of our Phase 3 clinical program and research under our NIAID and DTRA contracts. Clinical trial expenses increased by $4.7 million during the three months ended June 30, 2011 when compared to the same period in 2010 due to the fact that our Phase 3 study of torezolid phosphate had not yet commenced in the comparable period in 2010. In addition, our nonclinical research expenses increased by $947,000 during the three months ended June 30, 2011 primarily due to additional research efforts performed under our DTRA contract which commenced during April 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
General and administrative expenses	$2,478	$1,021	$1,457	143%

The increase in general and administrative expenses was due primarily to $244,000 of additional personnel costs, $201,000 in additional share-based compensation, $230,000 of costs related to partnering activities, and $234,000 of costs related to operating as a publicly traded company in 2011.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Interest income	$7	$—	$7	100%
Interest expense	—	(391)	391	100%
Other income	—	471	(471)	(100)%

Total	$7	$80	$(73)	(91)%

There was no interest expense recognized during the three months ended June 30, 2011 because we had no debt outstanding during the period. The interest expense recognized during the three months ended June 30, 2010 related to notes payable that were converted to common stock upon the closing of our IPO in August 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Contract research	$5,574	$3,570	$2,004	56%

Total revenues increased for the six months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to the additional research efforts performed under our DTRA and NIAID contracts and commencement of research under our LLNL contract which was entered into in April 2011.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Research and development expenses	$20,819	$7,636	$13,183	173%

During the six months ended June 30, 2011, our research and development costs related primarily to our clinical trials of torezolid phosphate as well as research under our NIAID and DTRA contracts. During the six months ended June 30, 2010, our research and development costs related primarily to preparation for the initiation of our Phase 3 clinical trial and research under our NIAID contract. Clinical trial expenses increased by $9.4 million during the six months ended June 30, 2011 when compared to the same period in 2010 due to the fact that our Phase 3 trial of torezolid phosphate had not yet commenced in the comparable period in 2010. In addition, our nonclinical research expenses increased by $2.1 million during the six months ended June 30, 2011 when compared to the same period in 2010 primarily due to additional work performed under our DTRA contract which commenced during April 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
General and administrative expenses	$4,820	$2,231	$2,589	116%

The increase in general and administrative expenses was due primarily to $644,000 of additional personnel costs, $377,000 in additional share-based compensation, $356,000 of costs related to partnering activities, $214,000 of additional intellectual property costs, and $500,000 of costs related to operating as a publicly traded company in 2011.

Other Income (Expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Interest income	$16	$—	$16	100%
Interest expense	—	(794)	794	100%
Other income	—	475	(475)	(100)%
Other expense	(1)	—	(1)	(100)%

Total Other Income (Expense)	$15	$(319)	$334	105%

There was no interest expense recognized during the six months ended June 30, 2011 because we had no debt outstanding during the period. The interest expense recognized during the six months ended June 30, 2010 related to notes payable that were converted to common stock upon the closing of our IPO in August 2010.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our NIAID, DTRA and LLNL contracts and research grants. As of June 30, 2011, we had cash and cash equivalents and short-term investments of approximately $56.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2011, our funds are held in cash, money market funds and United States Treasury securities.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(16,263)	$(6,794)
Net cash used in investing activities	(16,593)	(276)
Net cash provided by (used in) financing activities	28,302	(798)

Net decrease in cash and cash equivalents	$(4,554)	$(7,868)

During the six months ended June 30, 2011 and 2010 our operating activities used cash of $16.3 million and $6.8 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The increase in cash used in operations during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to expenses associated with our Phase 3 clinical program for torezolid phosphate which was initiated in August 2010. During the six months ended June 30, 2011, our investing activities used cash of $16.6 million primarily due to purchases of short-term investments in excess of maturities of short-term investments. During the six months ended June 30, 2011, financing activities provided cash of $28.3 million which was primarily derived from proceeds received from the Private Placement transaction which raised a total of $28.0 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. During the six months ended June 30, 2010, financing activities used cash of $798,000 which was primarily due to IPO costs and debt service for capital lease obligations.

Operating Capital Requirements

We anticipate we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies of torezolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the FDA does not approve torezolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID, DTRA or LLNL contracts is discontinued.

On August 6, 2010, we completed our IPO in which we sold 10,000,000 shares of our common stock, at a price of $5.00 per share. After deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million, we raised a total of $45.1 million in net proceeds. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

On May 31, 2011, we closed the Private Placement transaction with certain accredited investors in which we sold an aggregate of 4,750,000 units at a price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. As a result of the Private Placement, the Company raised a total of $28.0 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and offering expenses of $0.3 million.

On July 26, 2011, we signed an exclusive collaboration agreement with Bayer to develop and commercialize our lead Phase 3 antibiotic, torezolid phosphate in the Bayer licensed territory. Under the collaboration agreement, we retain full development and commercialization rights outside of the Bayer licensed territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in its licensed territory, Bayer has agreed to pay us $25.0 million upfront and support approximately 25% of the future development costs of torezolid phosphate required for global approval in ABSSSI and HAP. In addition, Bayer has agreed to support 100% of the future development costs required for local approval in the Bayer licensed territory. We are also eligible to receive up to $69.0 million upon the achievement of certain development, regulatory and commercial milestones and are entitled to receive double-digit royalties on net sales of torezolid in the Bayer licensed territory.

Including the funds received from our IPO, the Private Placement and funds to be received from the Bayer collaboration agreement, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A of this quarterly report, “Risk Factors.”

Our existing working capital, including the funds received from our IPO, the Private Placement and funds to be received from the Bayer collaboration agreement, alone will not be sufficient to fund our operations through the successful development and commercialization of torezolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support potential regulatory approval of torezolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also plan to seek funding through additional collaborations or other similar arrangements with third parties.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	The progress of our torezolid phosphate clinical program, including expenses to support the clinical trials;

•	The costs and timing of regulatory approvals;

•	Our progress in advancing our preclinical programs through preclinical development into clinical trials;

•	The costs and timing of clinical and commercial manufacturing supply arrangements for our product candidates;

•	The costs of establishing sales or distribution capabilities;

•	The success of the commercialization of our products;

•	Our ability to maintain existing, and be awarded new, government research contracts;

•	Our ability to establish and maintain our current and potential future strategic collaborations, including licensing and other arrangements; and

•	The costs involved in enforcing or defending patent claims or other intellectual property rights.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at June 30, 2011:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$1,195	$576	$619	$—	$—

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

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations during the first six months of the year, adoption of this guidance had no impact on the Company’s results of operations for the three and six months ended June 30, 2011.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. Milestones do not include events that occur solely upon the passage of time or as a result of a counterparty’s performance. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale and consisted of money market funds and debt instruments of agencies of the U.S. government at June 30, 2011. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of June 30, 2011, we had an accumulated deficit of $97.2 million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of our securities and through research funding. In July 2011, we signed a collaboration agreement with Bayer in which they have agreed to pay us certain amounts throughout the collaboration agreement. Even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance torezolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for torezolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.*

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for research services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of torezolid phosphate for at least four years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of torezolid phosphate for the treatment of ABSSSI, including successfully initiating and completing our Phase 3 clinical program;

•	Obtaining United States and/or foreign regulatory approvals for torezolid phosphate;

•	Commercializing torezolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of torezolid phosphate in the medical community and with third-party payors;

•	Pursuing clinical development of torezolid phosphate for the treatment of other indications, including hospital-acquired pneumonia, or HAP and bacteremia;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts which support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our recently signed collaboration agreement with Bayer to support our continuing development efforts for torezolid phosphate.

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

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of torezolid phosphate or any other product candidates.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to:

•	Complete the clinical development of torezolid phosphate, initially for treatment of ABSSSI, which will obligate us to pay substantial additional milestone payments to Dong-A;

•

Launch and commercialize torezolid phosphate and any other product candidates for which we obtain regulatory approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Pursue clinical development of torezolid phosphate for the treatment of other indications, including HAP and bacteremia; and

•	Continue our discovery and development programs to advance our preclinical product pipeline.

In August 2010, we completed our IPO raising $45.1 million in net proceeds. In May 2011, we completed the Private Placement raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they have agreed to pay us $25.0 million in upfront fees, support approximately 25% of our future development costs of torezolid phosphate for ABSSSI and HAP, pay us up to $69.0 million upon the achievement of certain milestones, and pay us royalties on net sales of torezolid phosphate in the Bayer licensed territory. In addition, Bayer has agreed to pay for 100% of the development efforts in the Bayer licensed territory. We expect that the net proceeds from our recent Private Placement, certain collaboration proceeds to be received from Bayer in the near term and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize torezolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

The timing of the milestone and royalty payments we are required to make to Dong-A Pharmaceutical Co., Ltd., or Dong-A, is uncertain and could adversely affect our cash flows and results of operations.*

In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of torezolid phosphate to develop and commercialize licensed products, including torezolid phosphate, outside of Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $13.0 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of torezolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of torezolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our planned commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize torezolid phosphate upon 90 days written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

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

Risks Related to our Business

We are heavily dependent on the success of torezolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for torezolid phosphate. If we fail to obtain regulatory approval for torezolid phosphate, our business will be materially harmed.*

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize torezolid phosphate. To date, we have completed one Phase 2 study and seven Phase 1 studies of torezolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA, and based on the feedback we received and guidance from the FDA, we are currently conducting one Phase 3 study and planning a second Phase 3 study of torezolid phosphate for the treatment of ABSSSI, along with parallel, additional clinical safety and special population Phase 1 studies necessary for registration. We commenced our first Phase 3 study in August 2010 and in August 2011, we obtained a SPA agreement for our second Phase 3 study of torezolid phosphate, which we expect to commence before the end of 2011. If our Phase 3 studies are successful, we plan to use them as a basis for an NDA, seeking approval to commercialize the IV and oral dosage forms of torezolid phosphate for treatment of ABSSSI. We cannot commercialize torezolid phosphate prior to obtaining FDA approval. However, torezolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for torezolid phosphate will be completed timely or at all, or that we will be able to obtain FDA approval for this product. If we are not able to commercialize torezolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Torezolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of torezolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing torezolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for torezolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results we have seen to date in our Phase 2 clinical trial of torezolid phosphate in patients with complicated skin and skin structure infections, or cSSSI, does not ensure that later clinical trials, such as our ongoing and planned Phase 3 studies for the treatment of ABSSSI, will demonstrate similar results. Investigational drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 studies, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for torezolid phosphate, we do not know whether any Phase 3 or other clinical and nonclinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market torezolid phosphate. In addition, based on our discussions and agreement with the FDA, the design of our ongoing and planned Phase 3 studies of torezolid phosphate differ in certain ways from our Phase 2 study. Those design changes may lead to unexpected results in our Phase 3 studies. If future clinical or nonclinical trials do not produce favorable results, our ability to obtain regulatory approval for torezolid phosphate or our preclinical programs may be adversely impacted.

The FDA regulatory approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for torezolid phosphate, our business will be substantially harmed.*

The time required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development.

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

We have previously applied to the FDA for Fast Track designation based on the results of our in vitro nonclinical data and Phase 1 study data from healthy volunteers. Fast track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. The applications were denied as the FDA was unable to conclude based on the submitted data and our proposed development plan at that time whether torezolid phosphate would meet an unmet medical need given that alternative therapies were available for cSSSI, including infections with MRSA as a pathogen. Based on future clinical trial data, or on other future data, we may consider submitting a new request for Fast Track designation. However, we cannot guarantee that we will ever receive Fast Track designation, or that torezolid phosphate will qualify for other FDA programs for expediting the development, review or approval process.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.*

We may experience delays in clinical trials of our product candidates. To date, torezolid phosphate has completed a Phase 2 study for the treatment of cSSSI. We plan to conduct two Phase 3 studies of torezolid phosphate for the treatment of ABSSSI, the first of which began in August 2010, and we anticipate receiving top-line data from this clinical trial by early 2012. We plan to initiate the second Phase 3 study by the end of 2011. In parallel with the ongoing Phase 3 trial, we are conducting additional clinical safety, pharmacology and special population Phase 1 studies necessary for registration. If our Phase 3 studies are successful, we intend to use these trials as a basis to file an NDA for the approval of the IV and oral dosage forms of torezolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	Delays in obtaining regulatory approval to commence a trial;

•	Delays in reaching agreement with the FDA on any SPAs we submit;

•	Imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	Delays in reaching agreement on acceptable terms with prospective Clinical Research Organizations, or CROs, and clinical trial sites;

•	Delays in obtaining required institutional review board approval at each clinical trial site;

•	Delays in recruiting suitable patients to participate in a clinical trial;

•	Delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	Clinical trial sites dropping out of a trial to the detriment of enrollment;

•	Time required to add new sites;

•	Delays in obtaining sufficient supplies of clinical trial materials; or

•	Delays resulting from negative or equivocal findings of a data safety monitoring board, or DSMB, for a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, enrollment criteria imposed by the FDA, the proximity of patients to clinical sites, the eligibility criteria for participating in the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we could encounter delays in our clinical trials of torezolid phosphate if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of torezolid phosphate in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. In addition, because we are the first sponsor to enroll an ABSSSI Phase 3 study under new regulatory guidance, we do not have a reliable basis from which to project or otherwise predict enrollment rates or timing for our ongoing Phase 3 study. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

The SPAs for our two Phase 3 studies of torezolid phosphate do not guarantee any particular outcome from regulatory review of our Phase 3 studies.*

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We do not know how the FDA will interpret the commitments under the agreed upon SPAs, how it will interpret the data and results or whether it will approve torezolid phosphate for the treatment of ABSSSI. In addition, although the FDA has provided us with feedback as to the adequacy of the proposed size of our safety population to support an NDA, it may, based on the review of our initial Phase 3 study safety data, require us to conduct additional clinical trials or enroll additional patients in our Phase 3 clinical program. As a result, we cannot guarantee any particular outcome from regulatory review of these planned Phase 3 studies.

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

Our dependence upon third parties for the manufacture and supply of torezolid phosphate and any future product candidates and products may cause delays in, or prevent us from, successfully developing and commercializing products.*

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture torezolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce torezolid phosphate active pharmaceutical ingredient, or API, and AAI Pharma Services, or AAI, and Patheon Inc., or Patheon, to produce the solid oral and sterile IV torezolid phosphate finished products. We have entered into clinical supply master services agreements with AMRI, AAI and Patheon for our short-term clinical supply needs, but we do not have long-term or commercial agreements for the supply of torezolid phosphate or any future product candidates with AMRI, AAI, Patheon or any other third party.

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

We could also experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates. If AMRI, AAI, Patheon or any alternate supplier of finished drug product, experiences any significant difficulties in its respective manufacturing processes for torezolid phosphate API or finished drug product, we could experience significant interruptions in the supply of torezolid phosphate. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply torezolid phosphate at the levels required for successful commercialization. If our current suppliers are unable or unwilling to perform under their agreements, we could experience significant interruptions in the supply of torezolid phosphate because of the significant regulatory requirements that we would need to satisfy in order to qualify a new torezolid phosphate API or finished drug product supplier.

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

We are dependent on our collaboration agreement with Bayer to further develop and commercialize torezolid phosphate in the Bayer licensed territory. The failure to maintain this agreement or the failure of Bayer to perform its obligations under this agreement, could negatively impact our business.*

Pursuant to the terms of our collaboration agreement with Bayer, we granted to Bayer exclusive rights to develop and commercialize torezolid phosphate in the Bayer licensed territory. Consequently, our ability to generate any revenues from torezolid phosphate in the Bayer licensed territory depends on Bayer’s ability to obtain regulatory approvals for and to successfully commercialize torezolid phosphate in the Bayer licensed territory. We have limited control over the amount and timing of resources that Bayer will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our collaboration agreement with Bayer, including:

•

Bayer may not comply with applicable regulatory guidelines with respect to developing or commercializing torezolid phosphate, which could adversely impact future development or sales of torezolid phosphate in the Bayer licensed territory and elsewhere;

•	We and Bayer could disagree as to future development plans and Bayer may delay future clinical trials or stop a future clinical trial;

•

There may be disputes between us and Bayer, including disagreements regarding the collaboration agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of torezolid phosphate, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•

Bayer may not provide us with timely and accurate information regarding supply forecasts, which could adversely impact our ability to comply with our supply obligations to Bayer and manage our own inventory of torezolid phosphate, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in Bayer’s business strategy may adversely affect Bayer’s ability or willingness to perform its obligations under our collaboration agreement;

•

The royalties we are eligible to receive from Bayer may be reduced or eliminated based upon Bayer’s and our ability to maintain or defend our intellectual property rights and the presence of generic competitors in the Bayer licensed territory;

•

Limitations on our or an acquirer’s ability to maintain or pursue development or commercialization of products that are competitive with torezolid phosphate could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•

If Bayer is unsuccessful in obtaining regulatory approvals for or commercializing torezolid phosphate in the Bayer licensed territory, we may not receive certain additional milestone payments or any royalty payments under the collaboration agreement and our business prospects and financial results may be materially harmed.

The collaboration agreement is subject to early termination, including through Bayer’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of torezolid phosphate in the Bayer licensed territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of torezolid phosphate in the Bayer licensed territory on our own.

We may enter into additional collaboration agreements for the development and commercialization of torezolid phosphate or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

Other than our collaboration agreement with Bayer, we may not be able to enter into acceptable agreements to develop and commercialize torezolid phosphate or, if needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development and commercialization of torezolid phosphate through collaboration arrangements with third parties, such as our collaboration with Bayer. We may be unable to enter into additional collaboration arrangements outside of the Bayer territory. In addition, there can be no guarantee that Bayer or any other parties that we may enter into collaboration arrangements with will be successful or generate more revenues than we could obtain by developing and commercializing torezolid phosphate on our own. If we are unable to enter into additional collaboration arrangements for torezolid phosphate or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of torezolid phosphate in areas outside of the Bayer licensed territory, we may need to develop our own marketing and sales force to market torezolid phosphate in these territories, for which currently we do not have sufficient funds to develop an adequate sales force in these regions. There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize torezolid phosphate or any other future products in these markets. If we cannot commercialize torezolid phosphate in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

If the FDA does not approve the manufacturing facilities of AMRI, AAI, Patheon or any future manufacturing partners for commercial production, we may not be able to commercialize torezolid phosphate.*

After we submit our NDA to the FDA and before approval of torezolid phosphate the facilities used by AMRI, AAI and any of our future manufacturers to manufacture torezolid phosphate must be approved by the FDA. We do not control the manufacturing process of torezolid phosphate and are completely dependent on these third-party manufacturing partners for compliance with the FDA’s requirements for manufacture of torezolid phosphate API and finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of torezolid phosphate, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining FDA approval for torezolid phosphate.

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

The competition in the market for antibiotics is intense. If approved, torezolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by sanofi-aventis and Monarch Pharmaceuticals, Inc. as Synercid; tigecycline, marketed by Pfizer as Tygacil; and telavancin, marketed by Theravance, Inc. and Astellas Pharma, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, Synercid and ceftaroline are all approved treatments for serious gram-positive infections such as cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of torezolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, torezolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc. and Novartis AG, BC-3781, under development by Nabrivia, PMX-30063, under development by Polymedix, GSK1322322, under development by GlaxoSmithKlein, and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, torezolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before torezolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of torezolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize torezolid phosphate and our results of operations will suffer.

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

We currently have limited marketing capabilities and no sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.*

We currently have limited marketing capabilities and do not have a sales organization or distribution capabilities. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea, we own exclusive rights to commercialize torezolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell torezolid phosphate in the United States and, in addition to our collaboration agreement with Bayer, will seek third-party partners outside the United States. We have partnered with Bayer in the Bayer licensed territory and will be reliant on them to develop and commercialize torezolid phosphate in the Bayer licensed territory. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We, Bayer for the Bayer licensed territory and any potential future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

In addition, we may not be able to enter into collaboration arrangements with third parties to sell torezolid phosphate in Europe on favorable terms or at all. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited as a significant portion of the market opportunity for torezolid phosphate and any other product candidates we develop is likely to be in international markets. To the extent we rely on third parties to commercialize our approved products whether within or outside the United States, we will receive less revenues than if we commercialized these products ourselves. In international markets in particular, we would have little or no control over the sales efforts of any other third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize torezolid phosphate or any other product candidates that we develop, which would negatively impact our ability to generate product revenues.

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

If we are not successful in attracting and retaining highly qualified personnel, including our current senior executive team, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our executive team. In order to induce these and other valuable employees to remain with us, we have provided stock options that vest over time. The value to employees of stock options is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team has expertise in many different aspects of drug discovery and development. We conduct our operations at our facility in San Diego, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions and, as a result, competition for skilled personnel in our market is very intense and competition for experienced research scientists and development personnel may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of August 2, 2011, we employed 66 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize torezolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop torezolid phosphate for additional indications, our commercial opportunity will be limited.*

To date, we have focused primarily on the development of torezolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of torezolid phosphate for other indications, including HAP and bacteremia. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize torezolid phosphate for the treatment of these additional indications. The development of torezolid phosphate for these additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market torezolid phosphate for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize torezolid phosphate for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Even if we obtain FDA approval of torezolid phosphate or any other product candidate we develop, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we and Bayer in the Bayer licensed territory must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or Bayer’s failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or Bayer fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we fail to develop and commercialize product candidates other than torezolid phosphate, we may not be able to grow our business or sustain profitability.*

A key element of our strategy is to develop and commercialize a portfolio of new product candidates in addition to torezolid phosphate. As a significant part of this strategy, we intend to develop and commercialize additional products and product candidates through our proprietary drug discovery platform. The success of this strategy depends upon our ability to leverage this platform to identify optimal bacterial targets and subsequently design small molecule inhibitors against these targets leading to the development of differentiated new antibiotics.

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

In addition, research and discovery programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. To date, our discovery programs have been largely funded by United States government grants and research contracts with NIAID, DTRA and LLNL. If we are unable to maintain existing funding or secure additional funding for these programs and/or continue to devote the other technical and human resources to them, our ability to continue these programs will be adversely affected.

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

A variety of risks associated with our international business relationships could materially adversely affect our business.*

We have entered into a collaboration agreement with Bayer in the Bayer licensed territory and intend to enter into other agreements with third parties who will market torezolid phosphate in Europe. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Risks Related to Our Industry

We are subject to extensive and costly government regulation.*

Antibiotics, including those we are developing and plan to develop in the future, are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of biopharmaceutical products. If any products we, or our partners develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling the products that we are developing.

New and future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities, in addition to findings in ongoing and future clinical and nonclinical studies, may increase the time and cost required for us to conduct and complete clinical trials for torezolid phosphate or other product candidates that we develop.*

The FDA recently revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue the revised draft guidance for ABSSSI or, after incorporating public feedback on the draft guidance, when the FDA will issue its final guidance on ABSSSI. In addition, the FDA released in March 2010 a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In February 2010, the European Medicines Agency, or EMEA, issued its draft revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” As with the FDA, the timing for the issuance of the EMEA finalized guideline document, as well as its contents, is not known. In November 2010, the FDA issued draft guidance entitled “Guidance for Industry Hospital-Acquired Bacterial Pneumonia and Ventilator-Associated Bacterial Pneumonia: Developing Drugs for Treatment.” It is not known when the FDA will issue final HAP guidance.

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

While we have received information from the FDA regarding certain aspects that have been incorporated into the new draft guidance, we will not know the potential impact that any finalized guidance, should it be issued, may have on the design and conduct of our planned Phase 3 clinical trials and supportive studies or on the FDA’s approval of ABSSSI as the indication for which we are seeking approval, which could potentially significantly increase the time and cost required for us to conduct and complete these trials if size and scope were to be modified. Additionally, changes in regulatory requirements due to the adoption by FDA and/or foreign health authorities of new legislation, regulation, or policies may require us to amend clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may impact the cost, timing and completion of the clinical trials.

Even if we obtain regulatory approval for torezolid phosphate or any of our future product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if regulatory approval in the United States is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for torezolid phosphate, if any, may include restrictions on use. Torezolid phosphate or any of our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report AEs and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. New legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices regulations. If we or a regulatory agency discovers problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. The FDA and other regulatory authorities may also revisit the risk-benefit profile of an approved product if, for example, previously unknown problems with a product, such as AEs of unanticipated severity of frequency arise. In such circumstances, the FDA or other regulatory authorities may withdraw approval, require new warnings or other labeling changes to limit use of the drug, impose new study or monitoring requirements or require that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or Bayer fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Although we maintain general liability and product liability insurance with limits of $2 million and $10 million, respectively, this insurance may not fully cover potential liabilities. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, operating results and financial condition.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

The TRIUS THERAPEUTICS mark has been registered in the United States, Canada, Australia, European Community, India, Japan, China, New Zealand and Singapore for use in connection with pharmaceutical research and development services and for anti-infective and antibacterial pharmaceutical preparations for the treatment of infections. We are not aware of any third party opposition or cancellation proceedings against the TRIUS THERAPEUTICS mark.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future contract research revenues to support our ongoing preclinical programs are dependent upon our NIAID, DTRA and LLNL contracts and if we do not receive all of the funds under these contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.*

Substantially all of our contract research revenues that support our preclinical programs have been derived from United States government grants and our NIAID, DTRA and LLNL contracts. There can be no assurances that these contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, NIAID, DTRA and LLNL may not be required to continue funding our existing contracts.

Due to the decline of federal tax receipts and substantial increase in the federal deficit, the United States government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of our receipt of future government contract revenues.

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

The United States government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO or in federal court. If such a challenge is successful, our NIAID, DTRA or LLNL contracts or any future contract we may be awarded may be terminated.

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

Our business is subject to audit by the United States government, including under our contracts with NIAID, DTRA and LLNL, and a negative audit could adversely affect our business.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of August 3, 2011 our executive officers, directors, 5% shareholders and their affiliates own approximately 71% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of August 3, 2011, our executive officers, directors, 5% stockholders and their affiliates own approximately 71% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2010 Equity Incentive Plan, or the 2010 Plan, and our 2010 Non-employee Directors’ Stock Option Plan, or the 2010 Directors’ Plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Plan will automatically increase each year by an amount equal to the lesser of 800,000 shares or 3% of all shares of our capital stock outstanding as of January 1st of such year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. The number of shares available for future grant under our 2010 Directors’ Plan will automatically increase each year by an amount equal to the lesser of the aggregate number of shares of common stock subject to options granted during the immediately preceding calendar year or 150,000 shares, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year.

Pursuant to our 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, rights to purchase common stock are granted to our employees. The number of shares reserved for issuance under our 2010 Purchase Plan will automatically increase each year by an amount equal to the least of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or 250,000 shares, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year.

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

The sale of unregistered equity securities in the Private Placement was previously reported in our Current Report on Form 8-K filed with the SEC on May 25, 2011.

As of June 30, 2011, the funds remaining from our IPO as well as the funds we raised through the Private Placement were held in cash, cash equivalents, money market funds and government agency securities. We intend to invest these funds in the future in some combination of government agency and/or corporate securities with the balance of the net proceeds held in money market funds in accordance with our investment policy. We have used and plan to use the net proceeds from our IPO and the Private Placement to fund clinical and nonclinical research and development costs for torezolid phosphate and for working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO and the Private Placement. Accordingly, our management will have broad discretion in the application of the net proceeds.

In June 2011, we issued 15,129 shares of common stock upon the cashless exercise by Triple Point Capital, LLC of a warrant to purchase 35,517 shares of common stock. The shares were not registered under the Securities Act and were sold pursuant to an exemption under Section 4(2) of the Securities Act and the rules of the SEC promulgated thereunder.

Item 5.	Other Information

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Amended and Restated Investor Rights Agreement dated March 19, 2008, as amended, among Trius Therapeutics, Inc. and certain of its stockholders.

4.4(3)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1	Eighth Amendment Dated June 15, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.2(3)	Form of Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.3(3)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050), filed with the Securities and Exchange Commission on June 21, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: August 15, 2011	By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)