Form 10-Q
period 2011-09-30
Trius Therapeutics Inc
filed 2011-11-10
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 4, 2011 was 28,555,800.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,447	$14,515
Short-term investments, available-for-sale	37,079	30,823
Accounts receivable	4,721	1,832
Prepaid expenses and other current assets	1,824	1,389

Total current assets	76,071	48,559
Property and equipment, net	930	701
Other assets	25	240

Total assets	$77,026	$49,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,857	$2,147
Accrued liabilities	5,176	1,661
Common stock warrant liability	6,178	—
Current portion of deferred revenue	431	—

Total current liabilities	15,642	3,808
Deferred revenue	—	238

Total liabilities	15,642	4,046

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2011 and December 31, 2010; 28,549,789 and 23,648,646 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	144,251	122,593
Accumulated other comprehensive income	10	—
Accumulated deficit	(82,881)	(77,142)

Total stockholders’ equity	61,384	45,454

Total liabilities and stockholders’ equity	$77,026	$49,500

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Contract research	$2,995	$1,940	$8,568	$5,511
License fees	25,708	—	25,708	—
Collaborations	1,733	—	1,733	—

Total revenues	30,436	1,940	36,009	5,511
Operating expenses:
Research and development	14,903	6,039	35,722	13,675
General and administrative	3,731	1,296	8,550	3,527

Total operating expenses	18,634	7,335	44,272	17,202

Income (Loss) from operations	11,802	(5,395)	(8,263)	(11,691)
Other income (expense):
Interest income	5	1	19	1
Interest expense	—	(3,095)	—	(3,889)
Fair value adjustment of stock warrant liability	2,504	(9)	2,504	467
Other income (expense)	—	1	1	(1)

Total other income (expense)	2,509	(3,102)	2,524	(3,422)

Net income (loss)	14,311	(8,497)	(5,739)	(15,113)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	(3)	—	(17)

Net income (loss) attributable to common stockholders	$14,311	$(8,500)	$(5,739)	$(15,130)

Net income (loss) per share, basic	$0.50	$(0.57)	$(0.22)	$(2.71)

Weighted-average shares outstanding, basic	28,527	14,834	25,816	5,568

Net income (loss) per share, diluted	$0.49	$(0.57)	$(0.22)	$(2.71)

Weighted-average shares outstanding, diluted	29,477	14,834	25,816	5,568

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(5,739)	$(15,113)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	372	306
Share-based compensation	1,994	631
Amortization of investment premiums	462	1
Gain on fair value adjustment of stock warrant liability	(2,504)	(467)
Interest accrual on convertible notes payable	—	912
Beneficial conversion charge on convertible notes payable	—	2,902
Deferred revenue	193	72
Changes in operating assets and liabilities:
Accounts receivable	(2,889)	(667)
Prepaid expenses and other current assets	(435)	(234)
Accounts payable	1,710	1,116
Accrued liabilities	3,541	734
Other assets	216	(162)

Net cash used in operating activities	(3,079)	(9,969)
Investing activities
Purchases of short-term investments	(40,995)	—
Maturities of short-term investments	34,287	—
Purchases of property and equipment	(601)	(297)

Net cash used in investing activities	(7,309)	(297)
Financing activities
Proceeds from issuance of common stock and warrants, net of underwriting discounts and offering costs	28,013	48,350
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	307	1
Initial public offering costs	—	(1,907)
Payments on capital lease obligation	—	(69)
Repurchase of common stock	—	(1)

Net cash provided by financing activities	28,320	46,374

Net increase in cash and cash equivalents	17,932	36,108
Cash and cash equivalents at beginning of period	14,515	18,259

Cash and cash equivalents at end of period	$32,447	$54,367

Supplemental cash flow information
Cash paid for interest	$—	$2

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

Collaboration and License Agreement

On July 26, 2011, the Company entered into a Collaboration and License Agreement (the “Bayer Agreement”) with Bayer Pharma AG (“Bayer”) which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate (“tedizolid”), in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea (the “Bayer Licensed Territory”). Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections (“ABSSSI”) and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

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

Short-term Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Accounts Receivable

Accounts receivable at September 30, 2011 represent amounts due under the Bayer Agreement and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, and the Lawrence Livermore National Laboratory (“LLNL”), a part of the U.S. Department of Energy’s National Nuclear Security Administration. Accounts receivable at December 31, 2010 represent amounts due from NIAID and DTRA.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through September 30, 2011.

Preferred Stock Warrant Liability and Common Stock Warrants

Warrants to purchase the Company’s convertible preferred stock were classified as liabilities and, through the date of the IPO, were recorded at estimated fair value with changes in market value recorded as other income (expense). Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The fair value of the preferred stock warrants was estimated on the date of the IPO and recorded to additional paid-in capital upon conversion to common stock warrants. The Company reassessed the accounting treatment for the warrants as of the IPO date and deemed that accounting for the warrants within additional paid-in capital was appropriate.

The Company evaluated the accounting treatment for the warrants to purchase the Company’s common stock that were issued in conjunction with the Private Placement and determined that liability classification was appropriate. Upon closing of the Private Placement, the warrants were classified as a liability and are marked to estimated fair value at each reporting date with changes in estimated fair value recorded as other income (expense).

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

Revenue Recognition

The Company’s revenues are derived from the Bayer Agreement and federal contracts with NIAID, DTRA and LLNL. The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

The Company’s license and collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of internal and third-party development and regulatory costs, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Revenue recognition for agreements with multiple deliverables is based on the individual units of accounting determined to exist in the agreement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For agreements entered into after December 31, 2010 with multiple deliverables, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under an agreement.

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement. Revenues from milestone payments may be considered separable from funding for development and regulatory services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process. Milestones do not include events that occur solely upon the passage of time or as a result of a counterparty’s performance.

When determining whether or not to account for transactions under the milestone method, the Company makes a determination at the inception of the agreement of whether or not each milestone is considered substantive. During this assessment process, the Company considers if achievement of the milestone is based in whole or in part on the Company’s performance or on the occurrence of a separate outcome resulting from the Company’s performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.

With respect to revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with federal contracts, where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at September 30, 2011 and December 31, 2010. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of September 30, 2011, statements of operations for the three months and nine months ended September 30, 2011 and 2010 and cash flows for the three months and nine months ended September 30, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2011 and the results of operations for the three months and nine months ended September 30, 2011 and 2010 and cash flows for the three months and nine months ended September 30, 2011 and 2010. The December 31, 2010 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months and nine months ended September 30, 2011 and 2010 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) per share
Numerator
Net income (loss) attributable to common stockholders	$14,311	$(8,500)	$(5,739)	$(15,130)
Denominator
Weighted-average common shares outstanding	28,536	14,906	25,840	5,665
Less: Weighted-average shares subject to repurchase	(9)	(72)	(24)	(97)

Denominator for basic net income (loss) per share	28,527	14,834	25,816	5,568

Basic net income (loss) per share	$0.50	$(0.57)	$(0.22)	$(2.71)

Denominator for diluted net income (loss) per share	29,477	14,834	25,816	5,568

Diluted net income (loss) per share	$0.49	$(0.57)	$(0.22)	$(2.71)

Potentially dilutive securities not included in the calculation of diluted net loss per common share in the table above for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock warrants	—	22,985	12,200	37,683
Common stock options	354,192	688,705	1,107,508	774,141

	354,192	711,690	1,119,708	811,824

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Investments in Marketable Securities

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2011
U.S. Treasury securities	$37,069	$11	$(1)	$37,079

Total available-for-sale securities	$37,069	$11	$(1)	$37,079

December 31, 2010
U.S. Treasury securities	$30,823	$2	$(2)	$30,823

Total available-for-sale securities	$30,823	$2	$(2)	$30,823

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

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at September 30, 2011 and December 31, 2010 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2011
U.S. Treasury securities	$37,069	$37,079	$—	$—

Total available-for-sale securities	$37,069	$37,079	$—	$—

December 31, 2010
U.S. Treasury securities	$30,823	$30,823	$—	$—

Total available-for-sale securities	$30,823	$30,823	$—	$—

Note 3. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and certain warrants to purchase common stock. Fair value measurements are classified and disclosed in one of the following three categories:

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

The Company measures its marketable securities at fair value on a recurring basis. The fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the common stock warrant liability was determined based on “Level 3” inputs and the Black-Scholes option pricing model. Financial instruments measured at fair value as of September 30, 2011 and December 31, 2010 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2011
Money Market funds, included in cash equivalents	$5,307	$5,307	$—	$—
U.S. Treasury securities, available-for-sale	37,079	37,079	—	—
Common stock warrant liability	(6,178)	—	—	(6,178)

Total	$36,208	$42,386	$—	$(6,178)

December 31, 2010
Money Market funds, included in cash equivalents	$4,039	$4,039	$—	$—
U.S. Treasury securities, included in cash equivalents	9,500	9,500	—	—
U.S. Treasury securities, available-for-sale	30,823	30,823	—	—

Total	$44,362	$44,362	$—	$—

Activity for financial instruments measured at fair value using significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2011 and 2010 is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$(8,682)	$(185)	$—	$(661)
Purchases	—	—	—	—
Issuances	—	—	(8,682)	—
Settlements	—	—	—	—
Gains (losses) included in other income (expense)	2,504	(9)	2,504	467
Transfers (to) from Level 3	—	194	—	194

Ending balance	$(6,178)	$—	$(6,178)	$—

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

The preferred stock warrants were accounted for as a liability and recorded at fair value with increases or decreases in the fair value of such warrants recorded as other income (expense) in the Statement of Operations. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. The fair value of these formerly preferred stock warrants increased by $9,000 during the three months ended September 30, 2010 and decreased by approximately $467,000 during the nine months ended September 30, 2010.

Liability-classified warrants

In conjunction with the Private Placement that closed on May 31, 2011, the Company issued warrants to purchase 1,662,500 shares of common stock at $8.50 per share. These warrants become exercisable on November 27, 2011 and expire five years thereafter. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded as other income (expense) in the Statement of Operations. The fair value of the warrants decreased by $2.5 million during the three and nine months ended September 30, 2011.

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

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company could ultimately incur amounts to settle the warrant under the net cash settlement value that is significantly different than the carrying value of the liability in the financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the three months ended September 30, 2011, 14,174 equity-classified warrants were net exercised resulting in the issuance of 6,431 shares of common stock. During the nine months ended September 30, 2011, 49,691 equity-classified warrants were net exercised resulting in the issuance of 21,560 shares of common stock. At September 30, 2011, there were 1,678,884 common stock warrants outstanding of which 16,384 were exercisable. The common stock warrants outstanding will expire between three years and six years from September 30, 2011. At December 31, 2010, there were 66,075 common stock warrants outstanding and exercisable.

Note 5. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes (the “2009 Notes”) in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes (including interest thereon) were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price) and the Company recognized a $2.9 million non-cash charge as a component of interest expense as a result of the conversion. Interest expense related to the 2009 Notes for the three months and nine months ended September 30, 2010 was $155,000 and $912,000, respectively. There was no interest expense incurred related to the 2009 Notes for the three months or nine months ended September 30, 2011 due to their conversion upon the IPO in August 2010.

Note 6. Share-based Compensation

The Company granted 524,000 stock options to certain employees and consultants of the Company with a weighted average exercise price of $6.53 per share during the nine months ended September 30, 2011. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant. There were 241,750 stock options granted to employees and consultants during the nine months ended September 30, 2010.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,992,078	$2.60	8.69
Granted	524,000	6.53
Exercised	(46,395)	1.19
Canceled	(604)	1.29

Options outstanding at September 30, 2011	2,469,079	$3.46	8.31	$7,550

Options vested or expected to vest at September 30, 2011	2,461,692	$3.46	8.31	$7,537

Options exercisable at September 30, 2011	1,159,543	$2.19	7.42	$4,839

At September 30, 2011 and December 31, 2010, there was approximately $3.8 million and $3.2 million, respectively, of total unrecognized compensation costs related to outstanding options which is expected to be recognized over a weighted average period of 2.73 and 2.84 years, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated weighted average grant date fair value of stock options granted to employees during the three months and nine months ended September 30, 2011 was $4.83 and $4.21, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the nine months ended September 30, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30, 2011
Expected volatility	75%
Expected term (in years)	5.27-6.08
Risk-free interest rate	1.02%-2.71%
Expected dividend yield	0%

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

Risk-free Interest Rate. The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of the stock option grants.

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. The Company granted 5,000 stock options to non-employees during the nine months ended September 30, 2011. There were no stock options granted to non-employees during the nine months ended September 30, 2010. The Company recognized expense related to non-employee options of $(3,000) and $(11,000) during the three months ended September 30, 2011 and 2010, respectively, and $9,000 and $18,000 during the nine months ended September 30, 2011 and 2010, respectively.

Share-Based Compensation Summary. Share-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$336	$75	$967	$238
General and administrative	416	160	1,027	393

Total	$752	$235	$1,994	$631

Since the Company had a net operating loss carryforward as of September 30, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the nine months ended September 30, 2011 and 2010 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 7. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	September 30, 2011	December 31, 2010
Common stock warrants	1,678,884	66,075
Shares available for purchase under the 2010 Employee Stock Purchase Plan	619,133	465,835
Common stock options outstanding	2,469,079	1,992,078
Common stock options available for future grant	1,876,139	1,666,076

Total common shares reserved for issuance	6,643,235	4,190,064

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) was comprised of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$14,311	$(8,497)	$(5,739)	$(15,113)
Unrealized gain on available-for-sale investments	1	—	10	—

Comprehensive income (loss)	$14,312	$(8,497)	$(5,729)	$(15,113)

Note 9. Significant Collaborative Agreements

On July 26, 2011, the Company entered into the Bayer Agreement which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid in the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for the treatment of ABSSSI and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25 or (“ASC 605-25”), which governs revenue recognition for multiple element arrangements, the Company has evaluated the two material non-contingent deliverables under the Agreement and determined that each meets the criteria for separation and therefore both will be treated as separate units of accounting, as follows:

•	The License (“License”) to develop and commercialize tedizolid in the Bayer Licensed Territory; and

•	Certain Global Development Plan Services (“Global Development Plan Services”) which will be conducted by the Company through an expected date of December 2017.

The Bayer Agreement requires that the Company manufacture and supply bulk drug product for commercial use for up to five years from the first commercial sale of tedizolid in the Bayer Licensed Territory. Since these manufacturing efforts are contingent upon regulatory approvals for commercialization and there were no firm orders for commercial supply at or near the execution of the agreement, this obligation is deemed a contingent deliverable and was not valued at the inception of the arrangement.

The Company allocated the estimated arrangement consideration based on the percentage of the relative selling price of each unit of accounting. The Company estimated the selling price of the License using the relief from royalty method income approach. The Company estimated the selling prices of the Global Development Plan Services using estimated third party costs.

Since the delivery of the License occurred upon the execution of the Agreement and there was no general right of return, approximately $24.9 million of the upfront payment was allocated to the License and was recorded as License revenue during the three and nine months ended September 30, 2011. The remaining $0.1 million was allocated to the Global Development Plan Services and was recorded as Collaboration revenue during the three and nine months ended September 30, 2011.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. Therefore, all allocated arrangement consideration related to the Global Development Plan Services will be recognized as revenue in proportion to the percentage of actual costs incurred during the period to estimated total Global Plan Services expected throughout the collaboration. On September 28, 2011 the Company dosed its first patient in its second global Phase 3 study of tedizolid for the treatment of ABSSSI. This event triggered a $2.0 million payment to the Company under the Bayer Agreement. The Company reallocated the new expected arrangement consideration and added $0.8 million to the license and $1.2 million to the Global Development Plan Services. The $0.8 million was recorded as license revenues immediately, as there are no ongoing services to be provided for the license. The amount recognizable as revenue for the Global Development Plan Services is equal to the percentage calculated by dividing the cumulative costs completed as of the time of earning the payment divided by the total expected costs to be incurred by the Company during the Global Development Plan Service period and then multiplying this percentage by the new updated arrangement consideration for the Global Development Plan Services. From this amount, the previous cumulative amount recognized for Global Development Plan Service revenues is subtracted in order to calculate the amount of Global Development Plan Service revenues to record for the period. The revenue to be recorded, however, is the lower of this amount or the actual amount of Global Development Plan Service billings for the period. For the three and nine months ended September 30, 2011, the calculation of Global Development Plan Services was equal to the billings for the quarter which included the $1.2 million allocated to the Global Development Plan Services related to the $2.0 million payment plus the $0.4 million billed during the quarter related to actual Global Development Plan services performed.

Revenues recognized in the Statement of Operations related to the Bayer Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
License fees	$25,708	$—	$25,708	$—
Collaborations	1,733	—	1,733	—

Total	$27,441	$—	$27,441	$—

As of September 30, 2011, the Company had $193,000 of short-term deferred revenue related to the Bayer Agreement.

Development expenses incurred by Trius that pertain to the Global Development Plan Services are being charged to research and development expense.

The Company may receive up to an additional $67.1 million upon the achievement of certain development, regulatory and commercial events. The Company has elected the milestone method for recognizing milestone payments into revenue. In order for milestone consideration to be deemed substantive, it should:

1.	Be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of the specific outcome resulting from the vendor’s performance to achieve the milestone

2.	Relate solely to past performance; and

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

Approximately $34.1 million of the future payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based upon its efforts. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of the collaborator.

Bayer has the ability to terminate the Bayer Agreement in its entirety by providing at least six months notice to the Company within the first two years of the Agreement. After two years, Bayer must provide at least 90 days notice. In addition, Bayer has the right to terminate the Agreement within 30 days of determining that either of the Company’s two ongoing Phase 3 clinical trials of tedizolid phosphate for the treatment of ABSSSI has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid.

Note 10. Commitments

The Company’s amended facility lease will expire on June 30, 2013 and the Company has options to extend the lease through June 30, 2014. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended September 30, 2011 and 2010 was $163,000 and $107,000, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $449,000 and $340,000, respectively.

Note 11. Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standard-setting bodies that the Company adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing tedizolid phosphate (formerly known as torezolid phosphate), an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. We initiated our Phase 3 clinical program for tedizolid phosphate for the treatment of ABSSSI in August 2010, under which we completed enrollment of our first Phase 3 clinical trial in August 2011 and enrolled the first patient in our second Phase 3 clinical trial in September 2011. We reached agreement with the United States Food and Drug Administration, or FDA, under the Special Protocol Assessment, or SPA, process, on the designs of both our first and second Phase 3 clinical trials of tedizolid phosphate for the treatment of ABSSSI. We completed a Phase 1 clinical trial during the first quarter of 2011which evaluated the ability of tedizolid to penetrate into the lung for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of tedizolid phosphate for the treatment of pneumonia using the same 200 milligram, once daily dose of tedizolid phosphate that we are currently testing for skin infections. In July 2011, we signed an exclusive collaboration and license agreement with Bayer Pharma AG, or Bayer, to develop and commercialize our lead Phase 3 antibiotic, tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, or the Bayer Licensed Territory. We intend to continue to evaluate potential ex-US territory strategic alliances for tedizolid phosphate outside of the Bayer Licensed Territory. In addition, we are developing antibiotics for gram-negative infections using our proprietary discovery platform under three contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, a second funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense, and a new third contract that we entered into in April 2011 with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

We acquired worldwide rights to tedizolid phosphate outside of North and South Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed tedizolid phosphate from filing an Investigational New Drug Application, or IND, into our Phase 3 clinical program. In addition, we have substantially lowered the manufacturing costs of tedizolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens, which the Company also believes can be developed into commercial products. The scope of the contract includes preclinical, nonclinical and clinical IND and New Drug Application, or NDA,-enabling development activities. Pursuant to our NIAID contract, we retain a worldwide nonexclusive royalty-free license for each invention to which NIAID obtains title, and the United States government retains certain march-in rights with respect to our inventions developed under our NIAID contract. From contract inception through September 30, 2011, we have recognized $17.0 million in revenues related to the research performed under the NIAID contract.

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, we retain a worldwide nonexclusive royalty-free license for each invention to which DTRA obtains title, and the United States government retains certain march-in rights with respect to these same inventions. From contract inception through September 30, 2011, we have recognized $4.8 million in revenues related to the research performed under our DTRA contract.

In April 2011, we entered into a three year research contract with LLNL for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. Trius may receive up to $3.0 million over three years in support of its development efforts. From contract inception through September 30, 2011, we have recognized $0.5 million in revenues related to the research performed under the LLNL contract.

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have incurred significant net losses since our inception. As of September 30, 2011, we had an accumulated deficit of $82.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery programs. As a result, we will continue to seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

On August 6, 2010, we completed our initial public offering, or IPO, of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. In the IPO, we sold 10,000,000 shares of our common stock, at a price of $5.00 per share. As a result of the IPO, we raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million. Upon the closing of the IPO, 1,454,545 shares of our convertible preferred stock and 66,863,641 shares of our redeemable convertible preferred stock automatically converted into 7,943,959 shares of our common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes (including accrued interest thereon) converted into 4,643,227 shares of our common stock, a $2.9 million non-cash beneficial conversion charge was recorded, and our preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of the warrants to purchase preferred stock into warrants to purchase common stock.

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

On July 26, 2011, we signed our collaboration and license agreement with Bayer to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. Under the collaboration and license agreement, we are responsible for all development and commercialization activities outside of the Bayer Licensed Territory. We retain full development and commercialization rights outside of the Bayer Licensed Territory including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid us $25.0 million upfront and agreed to support approximately 25% of the development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia. In addition, Bayer agreed to be responsible for 100% of future development as well as the future development costs required for local approval in the Bayer Licensed Territory. We are also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and are entitled to receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

On August 2, 2011 we reached agreement with the FDA, under the Special Protocol Assessment or SPA process, on the design of our second Phase 3 clinical trial of the intravenous and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. This double-blind pivotal study compares the efficacy and safety of once-daily administration of 200 milligrams of tedizolid phosphate for six days of treatment to twice-daily administration of 600 milligrams of linezolid (Zyvox®, Pfizer) for 10 days of treatment. All patients will be initiated on the IV dosage form for a minimum of two infusions and will be transitioned to the oral dosage form at the discretion of the clinical investigator. As with our first and on-going Phase 3 clinical trial testing the oral dosage form of tedizolid phosphate, the primary efficacy endpoint of this IV-to-oral transition study will be the cessation of spread and reduction in lesion size and absence of fever at 48 to 72 hours following initiation of treatment. Secondary endpoints will include, among other things, sustained clinical response at the end of therapy visit, and the investigator’s assessment of clinical response at all visits and clinical success at the post treatment evaluation visit. Provided non-inferiority is met, an assessment of superiority of tedizolid phosphate to linezolid with respect to the primary efficacy endpoint will also be made. The first patient was enrolled in this pivotal study in September 2011.

Financial overview

Revenues

We have recognized $55.0 million of revenues from inception through September 30, 2011. We have derived substantially all of our revenues from our Bayer Agreement and NIAID, DTRA and LLNL contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our contracts with NIAID, DTRA, and LLNL as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to tedizolid phosphate and our nonclinical, preclinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and share-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished drug product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Clinical and nonclinical research and development (including manufacturing)	$3,046	$4,321	$8,498	$8,898
Preclinical research and development	11,857	1,718	27,224	4,777

Total	$14,903	$6,039	$35,722	$13,675

At this time, due to the inherently unpredictable nature of nonclinical, preclinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of tedizolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing tedizolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, other than our collaboration agreement with Bayer, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue our Phase 3 clinical program for tedizolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of tedizolid phosphate for additional indications, as well as to advance our preclinical programs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance, commercial strategy and business development. Other significant expenses include professional fees for general legal services, legal expenses to pursue patent protection of our intellectual property, accounting fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, share-based compensation and allocated facility costs. We expect our general and administrative expense to increase as we continue to operate as a public company and build our corporate infrastructure in support of continued development of tedizolid phosphate and our preclinical programs. These increases likely will include additional salaries and related expenses, consultant fees, and expenses related to enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

There is no interest expense for the three or nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, interest expense consisted primarily of interest accrued on the notes payable prior to their conversion, interest accrued or paid on our capital leases and non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases.

Change in Fair Value of Common Stock Warrants Liability

We have issued warrants to purchase our common stock that may require us to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as Fundamental Transactions (“Fundamental Transactions”) involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting (“Delisting”), which is deemed to occur when the common stock is no longer listed on a national securities exchange. The cash settlement provisions require use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a Delisting. As a consequence of these provisions, the warrants are classified as a liability on our balance sheets. The cash settlement value at the time of any future Fundamental Transaction or Delisting will depend upon the value of the following inputs at that time: the price per share of the Company’s common stock, the volatility of the Company’s common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield.

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statement of operations.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our financial statements in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K, other than as mentioned below regarding revenue recognition.

Revenue Recognition

Our revenues currently consist of federal contract revenues and license and collaboration revenues from third parties and historically have consisted of federal contract and grant revenues and fees for research services from license or collaboration agreements. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that include multiple deliverables, we determine the deliverables and then identify separate units of accounting. The expected non-contingent arrangement consideration is then allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. Upfront fees are allocated to the license and recorded immediately as license revenue as long as the payment is less than the value ascribed to the license. Any upfront payments in excess of the value ascribed to the license, are deferred and recognized as either license revenues or collaboration revenues, in proportion to the original percentages of estimated selling prices. For ongoing development and regulatory efforts, we record revenues as the development and regulatory efforts that are subject to reimbursement are incurred, throughout the expected development and regulatory period, and the revenues are recorded as license revenues and collaboration revenues in proportion to the current ratio of remaining license revenues and collaboration revenues to be recorded. Amounts received in advance of services performed are recorded as deferred revenue until earned.

We have made an election to utilize the milestone method for recognizing milestone payments into revenue, when the milestone is deemed substantive. In order for milestone consideration to be deemed substantive, it should:

1.	Be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of the specific outcome resulting from the vendor’s performance to achieve the milestone;

2.	Relate solely to past performance; and

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

These milestones will be recorded as revenue, when achieved and will be recorded as license fees and collaboration revenues, in accordance with the initial ratios of the selling prices for the units of accounting.

For contract payments achieved during the period where we have material ongoing performance obligations, and the contract payment is deemed not to be substantive, we do not treat these payments as milestones for accounting purposes, and use the cumulative catch up approach for recording non-substantive contract payments. We update the remaining expected arrangement consideration by adding to it the amount to be received for achieving the payment. This payment amount is prorated, with a portion being applied to the allocated arrangement consideration for the license and a portion applied to the allocated arrangement consideration for the development services based upon the initial proration of the deemed selling prices for the license and development services at the inception of the agreement. We then calculate the amount of cumulative revenue recognizable for both the license and development services upon achievement of the event resulting in the payment. The amount recognizable as revenue for the development services is equal to the percentage calculated by dividing the cumulative costs completed as of the time of earning the payment divided by the total expected costs to be incurred by us during the development period and then multiplying this percentage by the new updated arrangement consideration for the development services. From this amount, we subtract the previous cumulative amount recognized for development service revenues to calculate the amount of development service revenues to record for the period. The revenue to be recorded is the lower of this amount or the actual amount of development service billings for the period. If the calculated amount is lower than the actual billings, then the difference will be recorded as deferred revenue until such time as the efforts are greater than or equal to the billings. The amount recognizable for the license is generally equal to the difference between the new allocated arrangement consideration for the license and the prior allocated arrangement consideration for the license, given that the earnings process for delivery of the license is typically complete.

For contract payments which are not deemed to be substantive milestones in accordance with U.S. generally accepted accounting principles, or GAAP, that are expected to be achieved after the completion of any material performance obligations required by us, since there are no material further performance obligations, the earnings process is deemed complete when the contract payment is earned and the entire amount of the contract payment is recorded as License revenues and Collaboration revenues, in accordance with the initial ratios of the selling prices for the units of accounting.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Contract research	$2,995	$1,940	$1,055	54%
License fees	25,708	—	25,708	100%
Collaborations	1,733	—	1,733	100%

Total	$30,436	$1,940	$28,496	1468%

Contract research revenues increased for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to additional research performed under our DTRA and NIAID contracts as well as the commencement of research under our LLNL contract which was entered into in April 2011.

License and collaboration revenues for the three months ended September 30, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer that we signed in July 2011. Upon entry into the license and collaboration agreement, Bayer paid us an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the License and was recorded as license revenue during the three months ended September 30, 2011. The remaining $0.1 million was allocated to the Global Development Plan Services and was recorded as collaboration revenue during the three months ended September 30, 2011. We also performed certain development and regulatory services under the Bayer collaboration and license agreement during the three months ended September 30, 2011 for which we recognized $441,000 as collaboration revenues. In addition, we earned a $2.0 million payment that was contingent upon the first patient being dosed in our second Phase 3 clinical trial of tedizolid phosphate. We increased the allocable arrangement consideration when the contingent payment was earned and recognized $1.2 million of collaboration revenues and $0.8 million of license revenues during the three months ended September 30, 2011.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Research and development expenses	$14,903	$6,039	$8,864	147%

During the three months ended September 30, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA and LLNL contracts. During the three months ended September 30, 2010, our research and development costs related primarily to preparation for the initiation of our Phase 3 clinical program for which the first patient was dosed in August 2010 and research under our NIAID and DTRA contracts. Clinical trial expenses increased by $5.5 million during the three months ended September 30, 2011 primarily due to additional development activities performed on our first Phase 3 clinical trial of tedizolid phosphate which commenced during August 2010 and initiation of our second Phase 3 clinical trial of tedizolid phosphate for which the first patient was dosed in September 2011. In conjunction with the initiation of our second Phase 3 clinical trial, we began to manufacture registration batches for our drug substance and drug product. During the three months ended September 30, 2011 we incurred approximately $1.3 million in manufacturing costs for the production of drug product to be used to support our registration activities .. In addition, our nonclinical research expenses increased by $987,000 during the three months ended September 30, 2011 primarily due to additional research efforts performed under our DTRA contract which commenced during April 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
General and administrative expenses	$3,731	$1,296	$2,435	188%

The increase in general and administrative expenses was due primarily to an increase of $866,000 of costs related to partnering activities due primarily to finalizing the collaboration and license agreement with Bayer, an increase of $344,000 due to commercial planning activities, an increase of $257,000 in additional share-based compensation due primarily to stock options granted to our directors, an increase of $232,000 of additional personnel costs due primarily to increases in headcount, and an increase of $210,000 in employee relocation costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Interest income	$5	$1	$4	400%
Interest expense	—	(3,095)	(3,095)	(100)%
Other income	—	1	(1)	100%
Other expense	—	—	—	0%
Fair value adjustment of stock warrant liability	2,504	(9)	2,513	27922%

Total	$2,509	$(3,102)	$5,611	180%

There was no interest expense recognized during the three months ended September 30, 2011 because we had no debt outstanding during the period. The interest expense recognized during the three months ended September 30, 2010 related to notes payable that were converted to common stock upon the closing of our IPO in August 2010. The conversion of the notes payable resulted in a $2.9 million non-cash conversion charge which was recognized as a component of interest expense in the third quarter of 2010.

Other income for the three months ended September 30, 2011 was $2.5 million and resulted from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recognized upon the issuance of warrants in connection with the Private Placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Contract research	$8,568	$5,511	$3,057	55%
License fees	25,708	—	25,708	100%
Collaborations	1,733	—	1,733	100%

Total	$36,009	$5,511	$30,498	553%

Contract research revenues increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to the additional research efforts performed under our DTRA and NIAID contracts and commencement of research under our LLNL contract which was entered into in April 2011.

License and collaboration revenues for the nine months ended September 30, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer that we signed in July 2011. Upon entry into the license and collaboration agreement, Bayer paid us an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the License and was recorded as license revenue during the nine months ended September 30, 2011. The remaining $0.1 million was allocated to the Global Development Plan Services and was recorded as collaboration revenue during the nine months ended September 30, 2011. We also performed certain development and regulatory services under the Bayer collaboration and license agreement during the nine months ended September 30, 2011 for which we recognized $441,000 as collaboration revenues. In addition, we earned a $2.0 million payment that was contingent upon the first patient being dosed in our second Phase 3 clinical trial of tedizolid phosphate. We increased the allocable arrangement consideration when the contingent payment was earned and recognized $1.2 million of collaboration revenues and $0.8 million of license revenues during the nine months ended September 30, 2011.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Research and development expenses	$35,722	$13,675	$22,047	161%

During the nine months ended September 30, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA and LLNL contracts. During the nine months ended September 30, 2010, our research and development costs related primarily to preparation for the initiation of our first Phase 3 clinical trial for which the first patient was dosed in August 2010 and research under our NIAID, and DTRA contracts. Clinical trial expenses increased by $14.8 million during the nine months ended September 30, 2011 primarily due to additional development activities performed on our first Phase 3 trial of tedizolid phosphate which commenced in August 2010 and initiation of our second Phase 3 clinical trial of tedizolid phosphate for which the first patient was dosed in September 2011. In conjunction with the initiation of our second Phase 3 clinical trial, we began to manufacture drug product to support our registration activities. We incurred approximately $1.7 million in manufacturing costs for this purpose during the nine months ended September 30, 2011. In addition, our nonclinical research expenses increased by $3.1 million during the nine months ended September 30, 2011 when compared to the same period in 2010 primarily due to additional work performed under our DTRA contract which commenced during April 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
General and administrative expenses	$8,550	$3,527	$5,023	142%

The increase in general and administrative expenses was due primarily to an increase of $1,220,000 of costs related to partnering activities due to the negotiation of the collaboration and license agreement with Bayer, an increase of $800,000 of personnel costs due to additional headcount, $634,000 in additional share-based compensation, an increase of $536,000 due to commercial planning activities, $526,000 of costs related to operating as a publicly traded company in 2011, $311,000 of additional intellectual property costs, and $225,000 in additional employee relocation costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Interest income	$19	$1	$18	1800%
Interest expense	—	(3,889)	(3,888)	(100)%
Other income	2	—	2	100%
Other expense	(1)	(1)	—	0%
Fair value adjustment of stock warrant liability	2,504	467	2,037	436%

Total Other Income (Expense)	$2,524	$(3,422)	$5,946	173%

There was no interest expense recognized during the three months ended September 30, 2011 because we had no debt outstanding during the period. The interest expense recognized during the three months ended September 30, 2010 related to notes payable that were converted to common stock upon the closing of our IPO in August 2010. The conversion of the notes payable resulted in a $2.9 million non-cash conversion charge which was recognized as a component of interest expense in the third quarter of 2010.

Other income for the three months ended September 30, 2011 was $2.5 million and resulted from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recognized upon the issuance of warrants in connection with the Private Placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our NIAID, DTRA and LLNL contracts and research grants. As of September 30, 2011, we had cash and cash equivalents and short-term investments of approximately $69.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of September 30, 2011, our funds are held in cash, money market funds and United States Treasury securities.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(3,079)	$(9,969)
Net cash used in investing activities	(7,309)	(297)
Net cash provided by financing activities	28,320	46,374

Net increase in cash and cash equivalents	$17,932	$36,108

During the nine months ended September 30, 2011 and 2010 our operating activities used cash of $3.1 million and $10.0 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The decrease in cash used in operations during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to license and collaboration revenue recognized under the Bayer Agreement which was partially offset by increased expenses associated with our first Phase 3 clinical program for tedizolid phosphate which was initiated in August 2010 and our second Phase 3 clinical trial program for tedizolid phosphate which was initiated in September 2011. During the nine months ended September 30, 2011, our investing activities used cash of $7.3 million primarily due to purchases of short-term investments in excess of maturities of short-term investments. During the nine months ended September 30, 2011, financing activities provided cash of $28.3 million which was primarily derived from proceeds received from the Private Placement transaction which raised a total of $28.0 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. During the nine months ended September 30, 2010, financing activities provided cash of $46.4 million which was primarily derived from proceeds received from our IPO.

Operating Capital Requirements

We anticipate we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies of tedizolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the FDA does not approve tedizolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID, DTRA or LLNL contracts or collaboration and license agreement with Bayer is discontinued.

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

On July 26, 2011, we signed our collaboration and license agreement with Bayer. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid us $25.0 million upfront and agreed to support approximately 25% of the development and regulatory costs of tedizolid phosphate required for global approval in ABSSSI and pneumonia. In addition, Bayer agreed to support 100% of the development and regulatory costs required for local approval of tedizolid phosphate in the Bayer Licensed Territory. We are also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and are entitled to receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

Including the funds received from our IPO, the Private Placement and $25 million upfront payment received from our Bayer collaboration and license agreement, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A of this quarterly report, “Risk Factors.”

Our existing working capital, including the funds received from our IPO, the Private Placement and $25 million upfront payment received from our collaboration and license agreement with Bayer, alone will not be sufficient to fund our operations through the successful development and commercialization of tedizolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support potential regulatory approval of tedizolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also plan to seek funding through additional collaborations or other similar arrangements with third parties.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	The progress of our tedizolid phosphate clinical program, including expenses to support the clinical trials;

•	The costs and timing of regulatory approvals;

•	Our progress in advancing our preclinical programs through preclinical development into clinical trials;

•	The costs and timing of clinical and commercial manufacturing supply arrangements for our product candidates;

•	The costs of establishing sales or distribution capabilities;

•	The success of the commercialization of our products;

•	Our ability to maintain existing, and be awarded new, government research contracts;

•	Our ability to maintain our current collaboration and license agreement with Bayer and establish potential future strategic collaborations, including licensing and other arrangements; and

•	The costs involved in enforcing or defending patent claims or other intellectual property rights.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at September 30, 2011:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$1,052	$581	$471	$—	$—

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

In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our financial statements.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale and consisted of money market funds and debt instruments of agencies of the U.S. government at September 30, 2011. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with entering the Bayer collaboration agreement in July 2011, we have developed and will continue developing additional internal controls over our revenue recognition process. Except for the development of the additional internal controls over revenue recognition, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of September 30, 2011, we had an accumulated deficit of $82.9 million. Although we had net income of $14.3 million for the three months ended September 30, 2011, our net income was derived from one time payments under our collaboration agreement with Bayer that was signed in July 2011. We have and plan to continue to fund our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date and because the upfront and milestone based payments under our collaboration agreement with Bayer are non-recurring, we do not expect to remain profitable on a quarter to quarter basis for the foreseeable future. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.*

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of tedizolid phosphate for at least four years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of tedizolid phosphate for the treatment of ABSSSI, including successfully initiating and completing our Phase 3 clinical program;

•	Obtaining United States and/or foreign regulatory approvals for tedizolid phosphate;

•	Commercializing tedizolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of tedizolid phosphate in the medical community and with third-party payors;

•	Pursuing clinical development of tedizolid phosphate for the treatment of other indications, including pneumonia and bacteremia;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts which support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our collaboration and license agreement with Bayer to support our continuing development and regulatory efforts for tedizolid phosphate.

Tedizolid phosphate will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote tedizolid phosphate, or any other antibiotic product candidates that we develop, before we obtain regulatory approval from the FDA or comparable foreign regulatory authorities. If we do not obtain regulatory approval for and successfully commercialize tedizolid phosphate, we may not generate any revenues from product sales, and we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market tedizolid phosphate, our revenues are dependent upon the size of the markets in the territories for which we obtain regulatory approval and have commercial rights, as well as our ability to gain market acceptance and achieve commercial success. If we do not generate revenues, or the markets for the treatment of ABSSSI are not as significant as we estimate, our business and prospects will be materially harmed.

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of tedizolid phosphate or any other product candidates.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to:

•	Complete the clinical development of tedizolid phosphate, initially for treatment of ABSSSI, which will obligate us to pay substantial additional milestone payments to Dong-A;

•

Launch and commercialize tedizolid phosphate and any other product candidates for which we obtain regulatory approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Pursue clinical development of tedizolid phosphate for the treatment of other indications, including pneumonia and bacteremia; and

•	Continue our discovery and development programs to advance our preclinical product pipeline.

In August 2010, we completed our IPO raising $45.1 million in net proceeds. In May 2011, we completed the Private Placement raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. We expect that the net proceeds from our recent Private Placement, upfront payment from Bayer and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	Significantly delay, scale back or discontinue the development or commercialization of tedizolid phosphate or our preclinical programs;

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

The timing of the milestone and royalty payments we are required to make to Dong-A Pharmaceutical Co., Ltd., or Dong-A, is uncertain and could adversely affect our cash flows and results of operations.*

In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $13.0 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of tedizolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our planned commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize tedizolid phosphate upon 90 days written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

The timing of the milestone and royalty payments we are entitled to receive from Bayer under our collaboration and license agreement with Bayer, is uncertain and could adversely affect our cash flows and results of operations.*

The timing of the $69.1 million we are entitled to receive upon the achievement of certain milestones under our collaboration and license agreement with Bayer is inherently uncertain. The receipt of milestone payments under the Bayer collaboration and license agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. However, while receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in 2004. Our operations to date have been limited to organizing and staffing our company, conducting product development activities for tedizolid phosphate and performing research and development with respect to our preclinical programs. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Risks Related to our Business

We are heavily dependent on the success of tedizolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for tedizolid phosphate. If we fail to obtain regulatory approval for tedizolid phosphate, our business will be materially harmed.*

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed one Phase 2 study and seven Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the SPA agreement we reached with the FDA on the protocol for our first Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our first Phase 3 clinical trial of tedizolid phosphate.. We commenced our first Phase 3 clinical trial in August 2010 and completed enrollment in August 2011. In addition, we obtained a SPA agreement for our second Phase 3 clinical trial of tedizolid phosphate in August 2011 and commenced enrollment in September 2011. If our Phase 3 clinical trials of tedizolid phosphate are successful, we plan to use them as a basis for an NDA, seeking approval to commercialize the IV and oral dosage forms of tedizolid phosphate for treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration are also being performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA approval for this product. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results we have seen to date in our Phase 2 clinical trial of tedizolid phosphate in patients with complicated skin and skin structure infections, or cSSSI, do not ensure that later clinical trials, such as our ongoing Phase 3 studies for the treatment of ABSSSI, will demonstrate similar results. Investigational drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 studies, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for tedizolid phosphate, we do not know whether any Phase 3 or other clinical and nonclinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tedizolid phosphate. In addition, based on our discussions and agreement with the FDA, the design of our ongoing and planned Phase 3 studies of tedizolid phosphate differ in certain ways from our Phase 2 study. Those design changes may lead to unexpected results in our Phase 3 studies. If future clinical or nonclinical trials do not produce favorable results, our ability to obtain regulatory approval for tedizolid phosphate or our preclinical programs may be adversely impacted.

The FDA regulatory approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for tedizolid phosphate, our business will be substantially harmed.*

The time required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development.

We may fail to obtain regulatory approval for tedizolid phosphate or any other product candidates for many reasons, including the following:

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market tedizolid phosphate or any future product candidates, which would significantly harm our business, results of operations and prospects.

We have previously applied to the FDA for Fast Track designation based on the results of our in vitro nonclinical data and Phase 1 study data from healthy volunteers. Fast track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. The applications were denied as the FDA was unable to conclude based on the submitted data and our proposed development plan at that time whether tedizolid phosphate would meet an unmet medical need given that alternative therapies were available for cSSSI, including infections with MRSA as a pathogen. Based on future clinical trial data, or on other future data, we may consider submitting a new request for Fast Track designation. However, we cannot guarantee that we will ever receive Fast Track designation, or that tedizolid phosphate will qualify for other FDA programs for expediting the development, review or approval process.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.*

We may experience delays in clinical trials of our product candidates. To date, tedizolid phosphate has completed a Phase 2 study for the treatment of cSSSI. We plan to conduct two Phase 3 studies of tedizolid phosphate for the treatment of ABSSSI, the first of which completed enrollment in August 2011, and we anticipate receiving top-line data from this clinical trial by early 2012. The first patient was enrolled in our second Phase 3 study in September 2011. In parallel with the ongoing Phase 3 trial, we are conducting additional clinical safety, pharmacology and special population Phase 1 studies necessary for registration. If our Phase 3 studies are successful, we intend to use these trials as a basis to file an NDA for the approval of the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, enrollment criteria imposed by the FDA, the proximity of patients to clinical sites, the eligibility criteria for participating in the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we could encounter delays in our clinical trials of tedizolid phosphate if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of tedizolid phosphate in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. In addition, because we are the first sponsor to enroll an ABSSSI Phase 3 study under new regulatory guidance, we do not have a reliable basis from which to project or otherwise predict enrollment rates or timing for our ongoing Phase 3 study. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of tedizolid phosphate or any of our future product candidates.

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

To date, the drug-related adverse events experienced by patients while being treated with tedizolid phosphate were mostly mild or moderate side effects that included nausea, diarrhea, vomiting and headache. However, our future clinical trials will involve testing in larger patient populations, which could reveal a high prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

The SPAs for our two Phase 3 studies of tedizolid phosphate do not guarantee any particular outcome from regulatory review of our Phase 3 studies.*

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We do not know how the FDA will interpret the commitments under the agreed upon SPAs, how it will interpret the data and results or whether it will approve tedizolid phosphate for the treatment of ABSSSI. In addition, although the FDA has provided us with feedback as to the adequacy of the proposed size of our safety population to support an NDA, it may, based on the review of our initial Phase 3 study safety data, require us to conduct additional clinical trials or enroll additional patients in our Phase 3 clinical program. As a result, we cannot guarantee any particular outcome from regulatory review of these planned Phase 3 studies.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining or ultimately not be able to obtain regulatory approval for or commercialize tedizolid phosphate or any other product candidates.

We have relied and plan to continue to rely upon CROs to monitor and manage data for our on-going clinical programs for tedizolid phosphate as well as the execution of our preclinical and nonclinical studies, and control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials will require an adequately large number of test subjects to evaluate the safety and effectiveness of tedizolid phosphate. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, the FDA may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize tedizolid phosphate or any other product candidates that we develop. As a result, our financial results and the commercial prospects for tedizolid phosphate and any other product candidates that we develop would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to maintain our relationships with existing CROs and enter into agreements with additional CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, nonclinical and preclinical programs and specifically, the compilation of clinical trial data for submission with an NDA for tedizolid phosphate. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our operating results, financial condition or future prospects.

Our dependence upon third parties for the manufacture and supply of tedizolid phosphate and any future product candidates and products may cause delays in, or prevent us from, successfully developing and commercializing products.*

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture tedizolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce tedizolid phosphate active pharmaceutical ingredient, or API, and AAI Pharma Services, or AAI, and Patheon Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We have entered into clinical supply master services agreements with AMRI, AAI and Patheon for our short-term clinical supply needs, but we do not have long-term or commercial agreements for the supply of tedizolid phosphate or any future product candidates with AMRI, AAI, Patheon or any other third party.

With respect to the manufacturing for our commercial scale product, we intend to eventually pursue long term agreements with our current manufacturers or transfer the manufacturing to other larger manufacturers. However, tedizolid phosphate is a new chemical entity that has never been produced at commercial scale, and, as such, there are underlying risks associated with its manufacture, which could include cost overruns, new impurities, difficulties in scaling up or reproducing manufacturing processes and lack of timely availability of raw materials. Any of these risks may prevent or delay us from successfully developing and commercializing tedizolid phosphate. If we are unable to arrange for third-party manufacturing sources, or do so on commercially reasonable terms, we may not be able to complete development of any product candidates or market them. Reliance on third-party manufacturers entails many risks, including regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.

Our third-party manufacturers are required to comply with applicable FDA current good manufacturing practice, or cGMP, regulations. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our manufacturers’ compliance with these regulations and standards. Failure by any of our manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions, and interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect our business.

We could also experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates. If AMRI, AAI, Patheon or any alternate supplier of finished drug product, experiences any significant difficulties in its respective manufacturing processes for tedizolid phosphate API or finished drug product, we could experience significant interruptions in the supply of tedizolid phosphate. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply tedizolid phosphate at the levels required for successful commercialization. If our current suppliers are unable or unwilling to perform under their agreements, we could experience significant interruptions in the supply of tedizolid phosphate because of the significant regulatory requirements that we would need to satisfy in order to qualify a new tedizolid phosphate API or finished drug product supplier.

If for any reason we are unable to use our currently available supply of tedizolid phosphate, the inability to acquire additional quantities of tedizolid phosphate in a timely manner from third parties could delay clinical trials of tedizolid phosphate or result in product shortages and prevent us from developing and commercializing tedizolid phosphate in a cost-effective manner or on a timely basis.

In addition, we do not currently have the capability to package tedizolid phosphate finished drug product for distribution to hospitals and other customers. Prior to commercial launch, we intend to enter into agreements for the commercial supply of tedizolid phosphate so that we can ensure proper supply chain management if and when we are authorized to make commercial sales of tedizolid phosphate. If we are unable to enter into an agreement with a commercial supplier on satisfactory terms, or at all, our commercialization of tedizolid phosphate may be significantly delayed.

We are dependent on our collaboration agreement with Bayer to further develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. The failure to maintain this agreement or the failure of Bayer to perform its obligations under this agreement, could negatively impact our business.*

Pursuant to the terms of our collaboration and license agreement with Bayer, we granted to Bayer exclusive rights to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. Consequently, our ability to generate any revenues from tedizolid phosphate in the Bayer Licensed Territory depends on Bayer’s ability to obtain regulatory approvals for and to successfully commercialize tedizolid phosphate in the Bayer Licensed Territory. We have limited control over the amount and timing of resources that Bayer will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Bayer, including:

•

Bayer has the right to terminate the Agreement within 30 days of determining that either of the two Phase 3 ABSSSI studies has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid.

•

Bayer may not comply with applicable regulatory guidelines with respect to developing or commercializing tedizolid phosphate, which could adversely impact future development or sales of tedizolid phosphate in the Bayer Licensed Territory and elsewhere;

•	We and Bayer could disagree as to future development plans and Bayer may delay future clinical trials or stop a future clinical trial;

•

There may be disputes between us and Bayer, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of tedizolid phosphate, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•

Bayer may not provide us with timely and accurate information regarding supply forecasts, which could adversely impact our ability to comply with our supply obligations to Bayer and manage our own inventory of tedizolid phosphate, as well as our ability to generate accurate financial forecasts;

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

•

Limitations on our or an acquirer’s ability to maintain or pursue development or commercialization of products that are competitive with tedizolid phosphate could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•

If Bayer is unsuccessful in obtaining regulatory approvals for or commercializing tedizolid phosphate in the Bayer Licensed Territory, we may not receive certain additional milestone payments or any royalty payments under the collaboration and license agreement and our business prospects and financial results may be materially harmed.

The collaboration and license agreement is subject to early termination, including through Bayer’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of tedizolid phosphate in the Bayer Licensed Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of tedizolid phosphate in the Bayer Licensed Territory on our own.

We may enter into additional collaboration and license agreements for the development and commercialization of tedizolid phosphate or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

Other than our collaboration and license agreement with Bayer, we may not be able to enter into acceptable agreements to develop and commercialize tedizolid phosphate or, if needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development and commercialization of tedizolid phosphate through collaboration and license arrangements with third parties, such as our collaboration and license agreement with Bayer. We may be unable to enter into additional collaboration and license arrangements outside of the Bayer territory. In addition, there can be no guarantee that Bayer or any other parties that we may enter into collaboration and license arrangements with will be successful or generate more revenues than we could obtain by developing and commercializing tedizolid phosphate on our own. If we are unable to enter into additional collaboration and license arrangements for tedizolid phosphate or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of tedizolid phosphate in areas outside of the Bayer Licensed Territory, we may need to develop our own marketing and sales force to market tedizolid phosphate in these territories, for which currently we do not have sufficient funds to develop an adequate sales force in these regions. There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize tedizolid phosphate or any other future products in these markets. If we cannot commercialize tedizolid phosphate in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

If the FDA does not approve the manufacturing facilities of AMRI, Patheon or any future manufacturing partners for commercial production, we may not be able to commercialize tedizolid phosphate.*

After we submit our NDA to the FDA and before approval of tedizolid phosphate the facilities used by AMRI, Patheon and any of our future manufacturers to manufacture tedizolid phosphate must be approved by the FDA. We do not control the manufacturing process of tedizolid phosphate and are completely dependent on these third-party manufacturing partners for compliance with the FDA’s requirements for manufacture of tedizolid phosphate API and finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of tedizolid phosphate, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining FDA approval for tedizolid phosphate.

If approved, tedizolid phosphate will face competition from less expensive generic versions of branded antibiotics of competitors and, if we are unable to differentiate the benefits of tedizolid phosphate over these less expensive alternatives, we may never generate meaningful product revenues.

Generic antibiotic therapies are typically sold at lower prices than branded antibiotics and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, tedizolid phosphate will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. For example, tedizolid phosphate, if approved, will initially face competition from the inexpensive generic forms of vancomycin that are currently available and, in the future, would face additional competition from a generic form of linezolid when the patents covering it are expected to expire in 2015, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payors that the key differentiating features of tedizolid phosphate translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic antibiotics.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than tedizolid phosphate or any other drug candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

The competition in the market for antibiotics is intense. If approved, tedizolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by sanofi-aventis and Monarch Pharmaceuticals, Inc. as Synercid; tigecycline, marketed by Pfizer as Tygacil; and telavancin, marketed by Theravance, Inc. and Astellas Pharma, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, tigecycline, quinupristin/dalfopristin and ceftaroline are all approved treatments for serious gram-positive infections such as cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of tedizolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, tedizolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc., BC-3781, under development by Nabrivia, PMX-30063, under development by Polymedix, GSK1322322, under development by GlaxoSmithKlein, and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, tedizolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before tedizolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of tedizolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize tedizolid phosphate and our results of operations will suffer.

Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make tedizolid phosphate or any other product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing antibiotics before we do.

Reimbursement may not be available for tedizolid phosphate or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of tedizolid phosphate or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities, hospital formularies and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for tedizolid phosphate or any other product candidates that we develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. In addition, third-party payors may implement prior authorizations which may lead to a decrease in sales of our future products. If reimbursement is not available or is available only to limited levels or extensive prior authorizations are introduced, we may not be able to successfully commercialize tedizolid phosphate or any other product candidates that we develop.

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

The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as tedizolid phosphate if it were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for tedizolid phosphate. We expect to experience pricing pressures in connection with the sale of tedizolid phosphate and any other products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

The commercial success of tedizolid phosphate and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payors.

We have never commercialized a product candidate for any indication. Even if tedizolid phosphate or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of tedizolid phosphate and any other product candidates that we develop by physicians and payors will depend on a number of factors, many of which are beyond our control, including:

•	The clinical indications for which the product is approved;

•	Acceptance by physicians and payors of each product as a safe and effective treatment;

•	The cost of treatment in relation to alternative treatments, including numerous generic drug products, such as vancomycin;

•	The relative convenience, ease of administration and acceptance by physicians and payors of tedizolid phosphate in the treatment of ABSSSI;

•	The availability and efficacy of competitive drugs;

•	The extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	The extent to which bacteria develop resistance to any antibiotic product candidates that we develop, thereby limiting its efficacy in treating or managing infections;

•	Whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	The availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payors, and/or by government healthcare programs, including Medicare and Medicaid;

•	Limitations or warnings contained in a product’s FDA-approved labeling; and

•	Prevalence and severity of adverse side effects.

Even if the medical community accepts that tedizolid phosphate is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of tedizolid phosphate or may be slow to adopt it as an accepted treatment for ABSSSI. In addition, even though we believe tedizolid phosphate has significant advantages, we cannot assure you that any labeling approved by the FDA will contain claims that tedizolid phosphate is safer or more effective than linezolid, or that will permit us to promote tedizolid phosphate as being superior to competing products. Moreover, in the future, as has happened with other antibiotics, infectious bacteria could develop resistance to tedizolid phosphate, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. If tedizolid phosphate is approved but does not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenues from this product candidate and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of tedizolid phosphate may require significant resources and may never be successful.

We currently have limited marketing capabilities and no sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.*

We currently have limited marketing capabilities and do not have a sales organization or distribution capabilities. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea, we own exclusive rights to commercialize tedizolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell tedizolid phosphate in the United States and, in addition to our collaboration and license agreement with Bayer, will seek third-party partners outside the United States. We have partnered with Bayer in the Bayer Licensed Territory and will be reliant on them to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We, Bayer for the Bayer Licensed Territory and any potential future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

In addition, we may not be able to enter into collaboration and license arrangements with third parties to sell tedizolid phosphate in Europe on favorable terms or at all. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited as a significant portion of the market opportunity for tedizolid phosphate and any other product candidates we develop is likely to be in international markets. To the extent we rely on third parties to commercialize our approved products whether within or outside the United States, we will receive less revenues than if we commercialized these products ourselves. In international markets in particular, we would have little or no control over the sales efforts of any other third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize tedizolid phosphate or any other product candidates that we develop, which would negatively impact our ability to generate product revenues.

Even if the FDA approves tedizolid phosphate for treatment of ABSSSI, adverse effects discovered after approval could limit the commercial profile of any approved label.

If we obtain regulatory approval for tedizolid phosphate or any other product candidate that we develop, and we or others later discover, after approval and use in an increasing number of patients for longer periods of time, that our products could have adverse effect profiles that limit their usefulness or require their withdrawal (whether or not the therapies showed the adverse effect profile in Phase 1 through Phase 3 clinical trials), a number of potentially significant negative consequences could result, including:

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of November 1, 2011, we employed 70 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop tedizolid phosphate for additional indications, our commercial opportunity will be limited.*

To date, we have focused primarily on the development of tedizolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of tedizolid phosphate for other indications, including pneumonia and bacteremia. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize tedizolid phosphate for the treatment of these additional indications. The development of tedizolid phosphate for these additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market tedizolid phosphate for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tedizolid phosphate for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Even if we obtain FDA approval of tedizolid phosphate or any other product candidate we develop, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we and Bayer in the Bayer Licensed Territory must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or Bayer’s failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or Bayer fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we fail to develop and commercialize product candidates other than tedizolid phosphate, we may not be able to grow our business or sustain profitability.*

A key element of our strategy is to develop and commercialize a portfolio of new product candidates in addition to tedizolid phosphate. As a significant part of this strategy, we intend to develop and commercialize additional products and product candidates through our proprietary drug discovery platform. The success of this strategy depends upon our ability to leverage this platform to identify optimal bacterial targets and subsequently design small molecule inhibitors against these targets leading to the development of differentiated new antibiotics.

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

A variety of risks associated with our international business relationships could materially adversely affect our business.*

We have entered into a collaboration and license agreement with Bayer in the Bayer Licensed Territory and intend to enter into other agreements with third parties who will market tedizolid phosphate in Europe. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

New and future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities, in addition to findings in ongoing and future clinical and nonclinical studies, may increase the time and cost required for us to conduct and complete clinical trials for tedizolid phosphate or other product candidates that we develop.*

The FDA revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue its final guidance on ABSSSI. In addition in March 2010, the FDA released a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In February 2010, the European Medicines Agency, or EMA, issued its draft revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” As with the FDA, the timing for the issuance of the EMA finalized guideline document, as well as its contents, is not known. In November 2010, the FDA issued draft guidance entitled “Guidance for Industry Hospital-Acquired Bacterial Pneumonia and Ventilator-Associated Bacterial Pneumonia: Developing Drugs for Treatment.” It is not known when the FDA will issue final HAP guidance.

Along with the information in the draft guidance for ABSSSI, we have received input from the FDA regarding specific changes that are being contemplated. Based on this input, we know that the enrollment criteria for patients in our Phase 3 clinical trials for treatment of ABSSSI are different than those that were applicable under the July 1998 guidance regarding cSSSI. As a result, we need to enroll patients with a different proportion of infection types than we enrolled in our completed Phase 2 clinical trial for the treatment of cSSSI. In addition, the draft guidance recommends a change in the time at which the clinical cure is tested relative to the end of antibiotic therapy. As part of the SPA procedure, we have reached agreement with the FDA on the appropriate endpoints.

While we have received information from the FDA regarding certain aspects that have been incorporated into the draft guidance, we will not know the potential impact that any finalized guidance, should it be issued, may have on the design and conduct of our planned Phase 3 clinical trials and supportive studies or on the FDA’s approval of ABSSSI as the indication for which we are seeking approval, which could potentially significantly increase the time and cost required for us to conduct and complete these trials if size and scope were to be modified. Additionally, changes in regulatory requirements due to the adoption by FDA and/or foreign health authorities of new legislation, regulation, or policies may require us to amend clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may impact the cost, timing and completion of the clinical trials.

Even if we obtain regulatory approval for tedizolid phosphate or any of our future product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if regulatory approval in the United States is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for tedizolid phosphate, if any, may include restrictions on use. Tedizolid phosphate or any of our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report AEs and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. New legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

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

Risks Related to our Intellectual Property

Our ability to pursue the development and commercialization of tedizolid phosphate depends upon the continuation of our license from Dong-A.

Our license agreement with Dong-A provides us with a worldwide exclusive license to develop and sell tedizolid phosphate outside of Korea. If we are unable to make the required milestone and royalty payments under the license agreement, if we do not continue to use commercially reasonable efforts to achieve certain development and commercialization milestones for tedizolid phosphate within the timeframes required by the license agreement or if we otherwise materially breach the license agreement, our rights to develop and commercialize tedizolid phosphate would terminate and revert to Dong-A. In addition, either we or Dong-A may terminate the license agreement upon an uncured material breach of the license agreement for 90 days. If our license agreement with Dong-A were terminated, we would lose our rights to develop and commercialize tedizolid phosphate, which would materially and adversely affect our business, results of operations and future prospects.

If our efforts to protect the proprietary nature of the intellectual property related to tedizolid phosphate and our other product candidates are not adequate, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to tedizolid phosphate and our other product candidates. Any involuntary disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for tedizolid phosphate and other product candidates in the United States and other countries. Through our license agreement with Dong-A, we currently hold an issued United States utility patent, a pending United States utility patent application and issued and pending foreign national and regional counterpart patent applications covering various aspects of tedizolid and tedizolid phosphate. In addition, we own pending United States utility and provisional patent applications and Patent Cooperation Treaty applications directed to aspects of tedizolid phosphate discovered by our scientists. The patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. Further, the future patents to which we have rights based on our agreement with Dong-A, or that we file on our own, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent applications we licensed or own with respect to tedizolid phosphate or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, tedizolid phosphate and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced. In addition, we do not know whether:

•	We or Dong-A were the first to make the inventions covered by each of our licensed pending patent applications;

•	We or Dong-A were the first to file patent applications for these inventions;

•	Others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	Any of our or Dong-A’s pending patent applications will result in issued patents;

•	Any of our or Dong-A’s patents, once issued, will be valid or enforceable;

•	Any patents issued to us or Dong-A will provide us with any competitive advantages, or will be challenged by third parties;

•	We will develop additional proprietary technologies that are patentable;

•	The patents of others will have an adverse effect on our business; or.

•	Our unissued patents in the Bayer Licensed Territory will ever issue. If they do not issue, this could adversely effect our collaboration and license agreement with Bayer.

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

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of tedizolid phosphate and/or our other product candidates. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court of competent jurisdiction to cover the tedizolid phosphate manufacturing process, any molecules formed during the tedizolid phosphate manufacturing process or the final tedizolid phosphate product for any use thereof, the holders of any such patents may be able to block our ability to commercialize tedizolid phosphate unless we obtained a license under the applicable patent or patents, or until such patents expire. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, if at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize tedizolid phosphate until such patents expire.

In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of tedizolid phosphate or any of our other product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would not be able to further develop and commercialize such product candidates, which could harm our business significantly.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of November 4, 2011 our executive officers, directors, 5% shareholders and their affiliates own approximately 66% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Adverse results or delays in clinical trials;

•

Any delay in filing our NDA for tedizolid phosphate and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	Failure to successfully commercialize tedizolid phosphate, develop additional product candidates and commercialize additional product candidates;

•	Changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	Unanticipated serious safety concerns related to the use of tedizolid phosphate or any of our other product candidates;

•	A decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	Inability to obtain adequate product supply for tedizolid phosphate or any other approved drug product, or the inability to do so at acceptable prices;

•	Adverse regulatory decisions;

•	Introduction of new products, services or technologies offered by us or our competitors;

•	Failure to meet or exceed revenue and financial projections we provide to the public;

•	Actual or anticipated variations in quarterly operating results;

•	Failure to meet or exceed the estimates and projections of the investment community;

•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	General market conditions and overall fluctuations in United States equity markets;

•	Developments concerning our sources of manufacturing supply and our future international commercialization partners;

•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	Additions or departures of key scientific or management personnel;

•	Issuances of debt or equity securities;

•	Significant lawsuits, including patent or stockholder litigation;

•	Changes in the market valuations of similar companies;

•	Sales of our common stock by us or our stockholders in the future;

•	Trading volume of our common stock; and

•	Other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 4, 2011, our executive officers, directors, 5% stockholders and their affiliates own approximately 66% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Recent Sales of Unregistered Securities

In August 2011, we issued 6,431 shares of common stock upon the cashless exercise by VenCore Solutions LLC of a warrant to purchase 14,174 shares of common stock. The shares were not registered under the Securities Act and were sold pursuant to an exemption under Section 4(2) of the Securities Act and the rules of the SEC promulgated thereunder.

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

As of September 30, 2011, the funds remaining from our IPO as well as the funds we raised through the Private Placement were held in cash, cash equivalents, money market funds and government agency securities. We intend to invest these funds in the future in some combination of government agency and/or corporate securities with the balance of the net proceeds held in money market funds in accordance with our investment policy. We have used and plan to use the net proceeds from our IPO and the Private Placement to fund clinical and nonclinical research and development costs for tedizolid phosphate and for working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO and the Private Placement. Accordingly, our management will have broad discretion in the application of the net proceeds.

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

4.5(3) Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1*	Collaboration and License Agreement dated July 26, 2011, by and between the Registrant and Bayer Pharma AG.

10.2	Amended and Restated 2010 Non-Employee Directors’ Stock Option Plan

10.3	Trius Therapeutics, Inc. Severance Benefit Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050), filed with the Securities and Exchange Commission on June 21, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: November 10, 2011	By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2011	By:	/s/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)