Form 10-K
period 2011-12-31
Trius Therapeutics Inc
filed 2012-03-14
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $77,305,259. Excludes an aggregate of 18,764,914 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2011. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 13, 2012, there were 38,562,612 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the registrant’s 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. Our current development efforts are focused on developing tedizolid phosphate (formerly known as torezolid phosphate), an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications, including pneumonia. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. Tedizolid phosphate is an IV and orally administered second generation oxazolidinone.

In December 2011, we completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, and in September 2011, we initiated our second Phase 3 clinical trial of the IV to oral transition therapy for the treatment of ABSSSI and we expect to report top-line data on this second Phase 3 clinical trial in early 2013. We currently expect to submit a New Drug Application, or NDA, for tedizolid phosphate for the treatment of ABSSSI during the third quarter of 2013. We also completed a Phase 1 clinical trial during the first quarter of 2011, which evaluated the ability of tedizolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we are currently testing for skin infections.

In July 2011, we signed an exclusive collaboration and license agreement with Bayer Pharma AG, or Bayer, to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory. We intend to continue to evaluate potential strategic alliances for tedizolid phosphate in Europe.

In May 2011, we raised a total of approximately $28.0 million in net proceeds from our private placement of 4,750,000 units at a purchase price of $6.35 per unit, with each unit consisting of one share of our common stock and a warrant to purchase an additional 0.35 shares of our common stock. Each warrant is exercisable in whole or in part for a period of five years from November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments.

In January 2012, we raised approximately $48.4 million in net proceeds from the public offering of our common stock in which we sold 9,890,000 shares of common stock at an offering price of $5.25 per share.

In addition, we are discovering antibiotics for broad spectrum infections using our proprietary discovery platform under three contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH; a second funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense; and a third contract that we initiated in April 2011 with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

We were originally incorporated in California in June 2004 as RexC Pharmaceuticals, Inc. and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. In February 2007, we changed our name to Trius Therapeutics, Inc. and reincorporated in Delaware in December 2007. Our principal offices are in San Diego, California. We maintain an internet site at www.triusrx.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Our Product Candidates

We believe that our product candidates may offer advantages over existing antibiotics in terms of efficacy, safety, bacterial resistance and dosing convenience. We also believe that the markets for our product candidates present us with significant commercial opportunities. Our product candidates are in various stages of development and none have been approved for sale. Our ability or our licensees’ ability to obtain regulatory approval of any of our product candidates requires us or our licensees to successfully complete the clinical development of each such product candidate and demonstrate through data submissions the safety and efficacy of the product candidate to the satisfaction of the Food and Drug Administration, or FDA, and comparable foreign regulatory authorities. Clinical trials involve a lengthy and expensive process with an uncertain outcome, and efficacy and safety data of earlier studies and trials conducted thus far may not be predictive of future trial results.

Our current product candidate portfolio consists of the following:

Product Candidate	Target Indications	Development Status

Tedizolid Phosphate	ABSSSI	Phase 3 oral clinical trial completed in December 2011 Phase 3 IV to oral clinical trial ongoing
	Pneumonia	Phase 1 clinical trial completed; Phase 3 HAP/VAP[1] clinical trial to commence in 2013
	Bacteremia	Completed studies support moving to Phase 3 study

GyrB/ParE	Broad spectrum	Preclinical IV, Phase 1 to commence in 2013

Marine Natural Products	Broad spectrum	Preclinical IV

1 Hospital Acquired Pneumonia/Ventilator Acquired Pneumonia

Our Strategy

Our strategy is to discover and develop a pipeline of antibiotics focused on the treatment of life-threatening infections, consisting of tedizolid phosphate and additional compounds discovered internally using our proprietary discovery platform.

With respect to tedizolid phosphate, our strategy is to:

•	Conduct two Phase 3 clinical trials for the treatment of ABSSSI, the first of which has been completed and the second of which is currently ongoing;

•	Pursue further clinical development for the treatment of pneumonia;

•	Pursue clinical development for the treatment of other indications;

•	Obtain regulatory approval for the treatment of ABSSSI initially in the United States and subsequently in the European Union, or EU;

•	Build a hospital-directed sales force and/or collaborate with third parties for commercialization in the United States; and

•	Out-license rights to, or collaborate with, third parties, in Europe, as we have done with Bayer for development and commercialization rights in the Bayer Licensed Territory.

With respect to our preclinical programs and proprietary discovery platform, our strategy is to:

•	Advance our preclinical programs into clinical development;

•	Actively pursue additional government contract revenues to support the discovery and development of existing and additional compounds; and

•	Continue to use our proprietary discovery platform to discover additional antibiotics that we may develop internally or with third parties.

To execute on our strategy, we have built a strong management team with significant development and regulatory experience. Our senior management team consists of eight individuals who collectively have been involved in the development and approval of a significant number of anti-infective drugs.

As of March 1, 2012, we had 73 employees, of which 28 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

Bacteria are differentiated into two broad categories based on the structure of the bacterial envelope. Gram-positive bacteria possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s stain. Gram-negative bacteria possess two membranes with a thin cell wall and lose the stain or are decolorized when subjected to Gram’s staining. The most clinically relevant gram-positive bacteria include staphylococci, streptococci and enterococci. Common infections that are caused by gram-positive bacteria and result in hospitalization include infections of the skin, lung, blood and bone.

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

•

Dosing Schedule and Duration. The number of times per day that an antibiotic is administered is referred to as its dosing schedule. This can be once daily, twice daily or more frequent. Once daily dosing and shorter duration of therapy have been demonstrated to correlate with higher patient compliance, an improved safety profile and decreased potential for generation of resistant organisms.

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

•

Resistance. The use of antibiotics can promote the development of bacterial strains with decreased susceptibility to the antibiotic. The frequency at which a resistance mutation appears, an indicator of the likelihood that resistance will develop, can be experimentally determined.

•

Safety and Tolerability. The safety of an antibiotic is characterized by the type and number of adverse events, or AEs, reported when administered to a patient. Examples of AEs include nausea, vomiting, headache, dizziness or other expressions of discomfort. It is also assessed by its impact on biological compartments such as blood, kidney or liver, changes in cardiovascular or other physiological signals and effects on other vital organ and tissue functions typically expressed by abnormal clinical laboratory tests or parameters. The tolerability of an antibiotic generally refers to its effects on the route used to administer the drug into the body. For example, the gastrointestinal and the venous tolerability are a focus of attention for oral and intravenous drugs, respectively.

Generally, new antibiotics have offered improvements in one or more of the above characteristics over older members of the same class. In addition, new classes of antibiotics have been discovered that provide advantages over other, older classes. Over the last 40 years there have been only two new classes of antibiotics introduced to treat infections caused by gram-positive bacteria, including methicillin resistant S. Aureus, or MRSA. These new classes offered greater potency against MRSA and an improved safety profile over older alternatives. However, there is still a significant need for new antibiotics with improved potency, convenience of use and improved safety profiles, particularly those that also target resistant strains, including MRSA infections.

The Need for New Antibiotics for Drug-Resistant Gram-Positive Pathogens

There is a significant need for new antibiotics to treat serious gram-positive infections, due primarily to the growing incidence of drug resistance to currently marketed antibiotics. By far the most prevalent resistant gram-positive bacterial pathogen in the hospital and community today is MRSA. The market for antibiotics approved to treat MRSA is growing rapidly. According to IMS Health, the total United States sales of the five antibiotics approved to treat MRSA grew from $778 million in 2005 to $1.68 billion in 2011. We believe that this market will continue to grow rapidly due to several factors:

•

Increasing obsolescence of vancomycin. The most widely prescribed antibiotic for treating gram-positive infections is vancomycin IV, which accounted for 82% of in-hospital days of therapy in the United States for gram-positive infections in 2010. It is administered twice daily as an IV infusion and for many years had been reserved for use only after treatment with other antibiotics has failed. However, the emergence of MRSA has led to an increase in use of vancomycin as the initial treatment assuming the presence of MRSA before it has been confirmed. This increasing usage, in turn, has contributed to the emergence of vancomycin-resistant bacteria such as vancomycin-resistant Enterococcus , or VRE, and vancomycin-intermediate Staphylococcus aureus , or VISA. The latter strain is of particular concern given the high rate of MRSA infections in the hospital and community. Based on the rapid rise of MRSA with reduced susceptibility to vancomycin, we believe that vancomycin may soon be rendered obsolete as a treatment for MRSA and that new, more effective antibiotics, are increasingly replacing vancomycin as the standard treatment for MRSA infections.

•	Demand for focused spectrum agents. The use of broad spectrum antibiotics, such as cephalosporins and quinolones, which have both gram-positive and gram-negative activity, has led to a dramatic increase in the prevalence of infectious diarrhea caused by highly virulent strains of Clostridium difficile . Further, the use of these agents is leading to increased prevalence of MRSA strains that are cross-resistant to these agents. Consequently, there is a significant and growing need for focused spectrum drugs with potent activity against MRSA.

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

Despite the significant need for new antibiotics with the above attributes, over the last 40 years, only two new classes of focused spectrum antibiotics have been marketed for the treatment of infections caused by gram-positive bacteria: the oxazolidinones, introduced to the market in 2000, and the lipopeptides, introduced to the market in 2003. To date, only one antibiotic has been approved in each of these new classes: Zyvox (linezolid), an oxazolidinone; and Cubicin (daptomycin), a lipopeptide. Sales of these two antibiotics accounted for 80% of the 2011 revenues for antibiotics labeled for MRSA in the United States. We believe that both Zyvox and Cubicin have been commercially successful because of their activity against drug-resistant gram-positive bacteria, particularly MRSA, although resistance to these antibiotics has been increasing.

Cubicin is a lipopeptide antibiotic that can be dosed once daily by IV infusion. It is labeled for the treatment of cSSSI, bacteremia and right sided endocarditis involving gram-positive bacteria. However, Cubicin is ineffective in treating lung infections. Cubist Pharmaceuticals, Inc. reported net United States revenues of $699.0 million in 2011 related to Cubicin.

Zyvox is the only IV and oral antibiotic labeled for the treatment of gram-positive infections, including those caused by MRSA, and remains the market leading antibiotic for serious gram-positive infections based on worldwide sales of $1.3 billion in 2011, as reported by Pfizer. We believe Zyvox’s sales advantage over Cubicin stems from its availability in both IV and oral dosage forms and activity against lung infections. Zyvox is labeled for the treatment of cSSSI and uncomplicated skin and skin structure infections, or uSSSI, CABP involving Streptococcus pneumoniae, HAP, VAP and VRE infections.

Because of the commercial success of Zyvox and the potential for an improved oxazolidinone, a number of companies, including Pfizer Inc., Merck & Co. Inc., Johnson & Johnson, AstraZeneca PLC, Kyorin Pharmaceutical Co. Ltd., Ranbaxy Laboratories Ltd. and Rib-X Pharmaceuticals Inc., have attempted to develop a new oxazolidinone antibiotic. To our knowledge, only we have reported Phase 3 data of a new oxazolidinone for the treatment of severe infections such as ABSSSI.

While Zyvox has been commercially successful, we believe that the market opportunity for tedizolid is broader than that defined by recent Zyvox sales. Generic vancomycin still comprises 75% of the days of therapy in the U.S. market and its efficacy has continued to erode as noted in the following table:

In a recent survey of U.S. physicians, nearly half have stated that they have decreased their prescriptions of vancomycin and a commensurate number have increased usage of branded agents, such as linezolid and daptomycin.

We believe that tedizolid is well suited to capture some of this market share given its unique combination of once daily IV or oral dosing, rapid bactericidal activity and short course of therapy. This is supported by data from the same recent market survey in which 92% of surveyed physicians stated that they would prescribe tedizolid if it were available and that 27% of those prescriptions would replace those of drugs other than Zyvox.

Therefore, we believe there is a significant opportunity for new antibiotics available in both IV and oral dosage forms that offer potency, convenience and safety advantages over existing therapies for the treatment of serious gram-positive infections.

Tedizolid Phosphate

Tedizolid phosphate is a second generation oxazolidinone being developed for the treatment of serious gram-positive infections, including those caused by MRSA. We believe tedizolid phosphate is the second generation oxazolidinone furthest advanced in clinical development for the treatment of such infections. Tedizolid phosphate is a novel prodrug antibiotic that is cleaved in the blood stream to the active compound, tedizolid. We acquired exclusive rights to certain patent applications and other intellectual property related to tedizolid phosphate through a license agreement with Dong-A Pharmaceutical Co., Ltd. in January 2007. We have licensed or own United States utility patent applications, one of which has been issued and have issued and pending foreign national and regional counterpart applications, which if all are issued, may provide composition of matter patent protection for tedizolid phosphate that would expire between 2024 and 2030, absent any extension.

As a second generation oxazolidinone, tedizolid phosphate shares the positive attributes of linezolid, including the availability of IV and oral dosage forms, highly efficient oral absorption and tissue penetration and distribution, and activity against MRSA. However, based on clinical and nonclinical data, we believe that tedizolid phosphate has significant potential advantages over linezolid, including the following:

•

Greater Potency. In vitro tests on over 6,000 recent bacterial strains isolated from patients show that the potency of tedizolid is four to 16 times greater than linezolid against linezolid-susceptible strains and up to 16 times greater than linezolid against linezolid-resistant strains. Tedizolid has maintained this potency advantage in all animal models of infection tested to date, including models of skin and lung infections as well as sepsis and endocarditis.

•

Shorter Dosing Regimen and More Convenient, Once Daily Dosing. Tedizolid phosphate can be administered once daily for six days for the treatment of ABSSSI as compared to twice daily for 10 to 14 days for linezolid. We believe this shorter and once daily dosing regimen will contribute to improved patient compliance and potentially decrease the risk of drug induced adverse events and limit the emergence of resistance. We believe that this may result in improved clinical outcomes and significant savings for hospitals and payor organizations.

•

Bactericidal Activity In Vivo. Tedizolid, unlike linezolid, acts synergistically with the immune system to kill bacteria and eliminate the infection. Tedizolid penetrates in high concentration into macrophages and its antibacterial effects are amplified more than 200 times by circulating leucocytes, both key players in the innate immune system of humans. These features of tedizolid phosphate contribute to its in vivo bactericidal activity, or killing of pathogenic bacteria in the body, which is thought to yield a higher degree of efficacy and faster eradication of the pathogenic bacteria than is achieved with bacteriostatic antibiotics.

•

Activity Against Key Gram-Positive Drug-Resistant Strains and Select Gram-Negative and Atypical Bacteria. Tedizolid phosphate is active against all clinically relevant gram-positive bacteria tested to date, including organisms resistant to linezolid and other antibiotics. Unlike linezolid, tedizolid phosphate is also active against strains of the gram-negative bacterium Legionella and the bacterium Chlamydia, and thus may have utility in treating lower respiratory tract infections involving these bacteria.

•

Low Intrinsic Frequency of Resistance. The frequency at which MRSA evolved resistance to tedizolid phosphate was 16 times lower than the frequency at which it evolves resistance against linezolid. We believe that this low intrinsic frequency of resistance indicates that tedizolid phosphate may generate fewer resistant strains of bacteria compared to linezolid. We believe this low frequency of resistance may allow for wider use of tedizolid phosphate and limit the emergence of resistance, especially in community applications where the rapid spread of bacterial resistance is of significant concern. This should also result in the slower emergence of bacterial pathogens that are resistant to tedizolid.

•

Favorable and Predictable Pharmacokinetics. Studies have shown little patient-to-patient variability in the concentration of tedizolid in blood, as compared to linezolid, which generally means that drug exposure is more predictable. As a result, we expect that tedizolid may have more predictable drug exposure which may lead to a more uniform efficacy and safety profile across different patients when compared to linezolid.

•

Fewer Drug-Drug Interactions. Enzymes known as cytochrome P450’s, or CYPs, are responsible for the metabolism of most drugs. As tedizolid does not affect this important pathway of drug metabolism and itself is not metabolized by CYPs, metabolic drug drug interactions with tedizolid are unlikely.

•

Improved Safety Profile for Long Term Dosing. The results of our comparative 21-day Phase 1 clinical trial showed that a 200 mg daily dose of tedizolid phosphate had less impact on hematological parameters indicative of myelosuppression than the labeled dose of linezolid (600 mg twice daily). Based upon the results of this clinical trial, we believe that tedizolid phosphate may offer a safer alternative to linezolid for infections requiring longer term dosing such as bacteremia/endocarditis.

Despite its advantages, market acceptance and sales of tedizolid phosphate will depend on many factors, including successfully demonstrating the safety and efficacy of tedizolid phosphate in our Phase 3 clinical trials, competitiveness of the product labeling approved by the FDA, effectiveness of the sales and promotional efforts for the product, acceptance by physicians and payors of tedizolid phosphate as a safe and effective treatment, reimbursement status, its cost relative to competing antibiotics and the outcomes of the development and approval of competitive products. In particular, in the absence of a diagnosis of a gram-positive infection, clinicians may prefer to initially prescribe an antibiotic with a broader spectrum of coverage than tedizolid phosphate until the diagnosis of a gram-positive infection is confirmed. If approved, tedizolid phosphate will compete against a number of antibiotics that have been approved and have shown activity against serious gram-positive infections, including those caused by MRSA. These antibiotics include vancomycin, linezolid, daptomycin, tigecycline, telavancin and ceftaroline. We may also compete with antibiotics currently in, or which may soon enter, Phase 3 development or registration for ABSSSI (or cSSSI), such as CEM-102, dalbavancin, delafloxacin, NXL-103, oritavancin, PTK 0796, radezolid, BC-3781, a systemically delivered pleuromutilin from Nabrivia, Inc., and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc. However, we believe that tedizolid phosphate will provide physicians with a safe antibiotic for the treatment of serious gram-positive infections that is more potent and more convenient than linezolid and other currently available alternatives. Further, we believe that use of tedizolid phosphate will result in earlier discharge from the hospital, lower incidence of resistance and a reduced need to switch to alternative antibiotics. All of these factors may contribute to reduced costs for treating serious gram-positive infections.

Overview of our Tedizolid Phosphate Clinical Program

We have completed Phase 1, Phase 2 and Phase 3 clinical trials of the oral dosage form of tedizolid phosphate and have completed a Phase 1 clinical trial for the IV dosage form of tedizolid phosphate. We believe our Phase 1 clinical trial for the IV dosage form of tedizolid phosphate indicated acceptable safety and tolerability and that no dose adjustment will be required between the IV and oral dosage forms of tedizolid phosphate.

We completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, including MRSA, in December 2011. In this clinical trial, tedizolid phosphate met the primary objective of non-inferiority of the efficacy outcome of early clinical response versus the comparator linezolid (Zyvox ) in patients with ABSSSI and also met all secondary efficacy outcomes in this first of two pivotal Phase 3 trials that were designed to support the filing of an NDA, with the FDA, as well as a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA. In this trial, we demonstrated that a 6-day course of once daily oral tedizolid is as efficacious as a 10-day course of twice daily oral linezolid while showing an improved tolerability profile. We also initiated our second Phase 3 clinical trial of tedizolid phosphate in ABSSSI for the IV to oral transition therapy in September 2011 and expect to report top-line data from this clinical trial in early 2013.

To date, 882 healthy volunteers and patients have received tedizolid phosphate.

Our Single and Multiple Ascending Dose Phase 1 Clinical Trial of the Oral Dosage Form of Tedizolid Phosphate

The objective of the single ascending dose, or SAD, portion of the Phase 1 clinical trial was to evaluate the safety and pharmacokinetics, or PK, of the oral dosage form of tedizolid phosphate in single doses between 200 and 1200 mg in healthy volunteers. Tedizolid phosphate was well tolerated in single doses up to the maximum 1200 mg tested. The results of the PK analysis showed a linear relationship between serum concentrations and dose and that all doses supported once daily administration of tedizolid phosphate.

The objective of the multiple ascending dose, or MAD, portion of the clinical trial was to compare the safety, tolerability and PK of tedizolid and linezolid administered for 21 consecutive days in healthy volunteers. Tedizolid phosphate was dosed at 200, 300 and 400 mg. Linezolid was dosed at its labeled dosage of 600 mg twice a day. All three doses of tedizolid phosphate, up to the maximum of the 400 mg dose tested, were generally well-tolerated. Importantly, in the MAD portion of the Phase 1 clinical trial we found that tedizolid had less inter-subject variability than linezolid.

The results of both the SAD and MAD portions of our Phase 1 clinical trial demonstrate that tedizolid phosphate may have a safety, tolerability and PK advantage over linezolid. In addition, all three dose levels of tedizolid phosphate resulted in sufficient drug concentrations in the blood to support once daily dosing. This was consistent with the blood half-life of the 200 mg dose of tedizolid, which was approximately 11 hours.

Our Phase 1 Clinical Trial of the Oral Dosage Form of Tedizolid Phosphate to Evaluate Tedizolid for Potential Use to Treat Lung Infections

We completed a Phase 1 clinical trial, during the first quarter of 2011, which evaluated the ability of tedizolid phosphate to penetrate into the lung, for potential use in treating lung infections. The results showed that the same 200 mg, once daily dose of tedizolid that we are currently testing for skin infections, also distributed into the lung at concentrations well above that needed to treat infections caused by key gram positive pathogens. Based on these results we plan to pursue further development of tedizolid phosphate for treatment of pneumonia using the same once daily 200 mg dose. These results are consistent with those of prior animal studies that demonstrated considerable penetration of tedizolid into lung fluids and tissues which translated into high efficacy in lung infections due to S. pneumoniae (penicillin-susceptible and -resistant) and S. aureus (methicillin-susceptible and -resistant) pathogens.

During 2011, we completed a Phase 1 pharmacokinetic study in adolescent subjects (12 – 17 years old) showing that systemic exposure was comparable to that of adult subjects. As a result, the same dose of 200 mg once daily used for adults can also be used in adolescent patients 12 years old and older.

We also conducted a human absorption, distribution, metabolism and excretion, or ADME, study during 2011 that showed that there are no significant metabolites in the circulation other than the active moiety tedizolid. Renal elimination was found to be a minor pathway. As hepatic elimination was found to be the major pathway of elimination, pharmacokinetics of tedizolid were studied in subjects with moderate hepatic impairment. Results from this study indicate that dose adjustments would not be required for subjects with mild to moderate hepatic impairment. We expect to enroll additional subjects with severe hepatic impairment, a group that has not been studied with linezolid, in 2012 to better understand the potential impact of hepatic insufficiency on the PK of tedizolid.

Our Phase 2 Clinical Trial of the Oral Dosage Form of Tedizolid Phosphate

This multicenter, randomized, double-blind, noncomparative Phase 2 clinical trial evaluated the clinical and microbiological response, safety and PK of tedizolid phosphate in 188 adult patients diagnosed with severe cSSSI at eight sites in the United States. Subjects were enrolled with major abscesses, surgical or post-traumatic wounds, or deep cellulitis, and one systemic sign of infection unless the lesion was greater than or equal to five centimeters in diameter.

Patients were randomized to receive tedizolid phosphate at 200, 300 or 400 mg once daily for up to five to seven days. The primary endpoint was the clinical cure rate in the clinically evaluable, or CE, data set, which comprised patients that received the full course of treatment at test of cure (TOC, 7-14 days after end of therapy, or EOT) and fulfilled key inclusion/exclusion criteria, and the intent to treat, or ITT, data set, which comprised all patients who took at least one dose of tedizolid phosphate. Key secondary endpoints were the clinical cure rate in the microbiologically evaluable, or ME, data set, clinical relapse rates, and microbiological response rates.

Clinical cure rates for the CE, ME and ITT groups were consistently high across all dose groups, with the cure rate at 200 mg similar to the cure rates at the 300 mg and 400 mg doses. Within 48 hours from baseline, 91%, 89% and 89% of the patients randomized to receive 200, 300 and 400 mg doses of tedizolid phosphate, respectively, showed cessation of lesion spread as compared to baseline and none of the patients experienced a clinical relapse.

The MIC90 of tedizolid against MRSA isolates from our Phase 2 clinical trial patients was 0.25 micrograms per milliliter while the MIC90 of linezolid against these same isolates was 2 micrograms per milliliter.

The oral dosage form of tedizolid phosphate appeared to be safe and well-tolerated at all doses evaluated in our Phase 2 clinical trial. Approximately 97% of the drug related AEs were rated “mild” or “moderate” and no patients discontinued the clinical trial due to an AE. The most common AEs included nausea, diarrhea, vomiting and headache and there was no clear dose dependency in the incidence of these AEs. Median platelet and red blood cell counts remained relatively stable and within the normal range during treatment, and there were no significant alterations in safety laboratory values.

Our Phase 3 ABSSSI Clinical Program for Tedizolid Phosphate

Our clinical program for tedizolid phosphate for ABSSSI consists of two Phase 3 clinical trials and a number of clinical safety and special population trials. Each Phase 3 clinical trial is a randomized, double-blind, multicenter clinical trial that tests a 200 mg dose of tedizolid phosphate administered once daily for six days versus a 600 mg dose of linezolid twice daily for 10 days. Each Phase 3 study contemplates enrolling approximately 658 patients from approximately 100 sites in North America, Latin America, Europe and other territories.

In accordance with the Special Protocol Assessment, or SPA, obtained for each of the Phase 3 ABSSSI studies, the second of which was obtained in the third quarter of 2011, our Phase 3 clinical trials are non-inferiority studies comparing short course of therapy with tedizolid (6 days) versus longer course of therapy with linezolid (10 days).

The following figure provides an overview of the design of our Phase 3 clinical trials of tedizolid phosphate.

In December 2011, we completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, which was a randomized, double-blind, multicenter clinical trial with a 200 mg dose of tedizolid phosphate administered once daily for six days versus a 600 mg dose of linezolid (Zyvox) twice daily for 10 days. There were 667 subjects enrolled from sites in North America, Latin America and Europe.

The following table summarizes the top-line data from the 112 trial:

		Tedizolid	Linezolid
ITT Analysis Set		6 days treatment	10 days treatment

Primary Endpoint	Cessation of spread and absence of fever at 48-72 hours	79.5%	79.4%

Additional Endpoint	Greater than or equal to 20% decrease from baseline in lesion area at 48-72 hours	78.0%	76.1%

Key Secondary Endpoints	Sustained clinical response at end of therapy (Day 10) Investigators assessment of clinical response at 7-14 days after end of therapy	69.3% 85.5%	71.9% 86.0%

In the ITT analysis set, tedizolid phosphate met the primary objective of non-inferiority of the efficacy outcome of early clinical response versus linezolid, with primary endpoint outcome rates of 79.5% and 79.4%, respectively. Additionally, favorable outcomes were found for all secondary efficacy endpoints.

Both tedizolid phosphate and linezolid were well-tolerated, with drug-related treatment emergent adverse events, or TEAEs, as noted below:

Adverse Event	Tedizolid (200 mg QD 6 days)	Linezolid (600 MG BID 10 Days)
Any Treatment Emergent Adverse Event (TEAE)	40.8%	43.3%
Any Drug Related TEAE	24.2%	31.0%
Gastrointestinal Disorders[1]	16.3%[2]	25.4%

[1]	Gastrointestinal AEs include: diarrhea, nausea, vomiting and dyspepsia
[2]	Statistically significant (p=0.004)

The chart above indicates that tedizolid had a numerically lower rate of drug-related TEAE’s and a statistically significant lower number of gastrointestinal adverse events.

In addition, the 112 trial showed that tedizolid had a significantly lower impact on platelets than linezolid:

	Percent of Patients with Value below the Lower Limit of Normal (LLN)
Hematology Parameter	Tedizolid (200mg QD 6 Days)	Linezolid (600mg BID 10 Days)
Platelets[1]	9.2%	14.9%
Platelets – Substantially Abnormal Value (<75% LLN)	2.3%	4.9%

[1]	Statistically significant (p=0.038).

In September 2011, we initiated our second Phase 3 clinical trial of tedizolid phosphate in ABSSSI for the IV to oral transition therapy with 200 mg of tedizolid phosphate administered once daily for six days versus a 600 mg dose of linezolid twice daily for 10 days, and we expect to report top-line data from this clinical trial in early 2013. We currently expect to submit an NDA for tedizolid phosphate for the treatment of ABSSSI during the third quarter of 2013.

In addition to our ongoing Phase 3 trial, we expect to complete in the next year certain clinical pharmacology Phase 1 studies that include the following: PK in elderly patients; hepatic impairment; renal impairment; cardiovascular safety; and vasoconstrictor and SSRI drug interaction and tyramine pressor studies.

Our Nonclinical Studies of Tedizolid Phosphate

Both tedizolid phosphate and tedizolid have been tested extensively in vitro and in vivo in nonclinical primary and safety pharmacology, toxicology and efficacy studies.

Overall results from multiple susceptibility testing studies against a variety of gram-positive aerobic and anaerobic bacteria demonstrate that tedizolid is four to 16 times more potent than linezolid against linezolid-susceptible strains and up to 16 times more potent against linezolid-resistant strains. In nonclinical studies, tedizolid phosphate has demonstrated efficacy in multiple animal models and was consistently more potent than linezolid, whether dosed by the oral or IV form. Typically, these studies also evaluate the effect of the body on the drug, including the absorption, distribution, metabolism and excretion of the drug by the body, as reflected by measuring drug concentration over time, referred to as pharmacokinetics, and the physiological effects that the drug has on the body and the duration of those effects, referred to as pharmacodynamics. In a rigorous pharmacokinetic/pharmacodynamic, or PK/PD, mouse thigh infection model, tedizolid phosphate demonstrated in vivo bactericidal activity similar to that of daptomycin, while linezolid showed bacteriostatic activity. In this model, the in vivo decrease in colony forming units, or CFU, or numbers of viable S. aureus bacteria in mice dosed with tedizolid phosphate was five log 10 CFU while the number of viable bacteria in mice dosed with linezolid dropped less than three log 10 CFU. In general, greater than three log 10 CFU decrease in viable bacteria in such experiments is correlated with bactericidal activity. Moreover, unlike linezolid, tedizolid was bactericidal in vivo against both methicillin susceptible S. aureus , or MSSA, and community-associated MRSA, or CA-MRSA.

The in vitro potency advantage of tedizolid over linezolid against lung pathogens S. pneumoniae and S. aureus is also manifested in vivo in mouse pneumonia models of infection which are generally predictive of efficacy in humans.

Planned Nonclinical Studies

In parallel with our Phase 3 clinical development of tedizolid phosphate for the treatment of ABSSSI, we will continue to conduct nonclinical studies to further support the development of tedizolid phosphate for the treatment of additional clinical indications. These studies will include efficacy, safety and PK studies in support of indications requiring long-term dosing, such as bacteremia and endocarditis.

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

In our research funded by NIAID, we are developing broad-spectrum agents that include those important gram-negative pathogens for biodefense. Antibiotics active against these biodefense organisms are often also active against clinically important gram-negative bacteria, such as Pseudomonas aeruginosa, Acinetobacter baumannii, Klebsiella pneumoniae and Escherichia coli. Consequently, compounds developed under our NIAID contract should also have significant utility in treating infections caused by these clinically important bacteria, such as respiratory tract, urinary tract and intra-abdominal infections. Because resistance to current drug classes (including carbapenems and fluoroquinolones) is growing rapidly among gram-negative bacteria, we believe treatment for these infections is a significant unmet medical need.

Because our lead compounds inhibit both GyrB and ParE, they are active against fluoroquinolone-resistant strains of bacteria. Key advantages of inhibiting both targets include a low rate of emergence of bacterial resistance to this antibacterial class and increased potency. The compounds that we have identified in our GyrB/ParE program have broad spectrum antibacterial activity. We have tested our lead compounds in antibacterial assays against broad panels of bacteria including representative panels of current clinical isolates. In general, the GyrB/ParE antibacterial agents have similar potency versus both wild type and resistant strains. As shown in the table below, the antibacterial potency for multiple compounds in this series is in the range (MIC < 4 mg/mL) considered clinically relevant and includes strains of Pseudomonas aeruginosa, Acinetobacter baumannii and, Klebsiella pneumoniae that are resistant to commonly used antibacterial classes, including the fluoroquinolines. We have also demonstrated that these compounds are efficacious in multiple animal models of gram-negative infections.

Antibacterial Activity of GyrB/ParE (GP) Compounds Versus Both Wild Type and Fluoroquinolone Resistant Bacterial Strains

	Antibacterial Potency MIC (mg/mL)
Pathogen (resistance)	GP-1	GP-2	GP-3	GP-4	Cipro
S. aureus (wild type)	0.008	0.008	≤0.001	0.008	0.5
S. aureus (VISA)	0.015	0.015	0.008	0.015	>4
S. pneumoniae (PSSP)	≤0.001	≤0.001	≤0.001	≤0.001	1
S. pneumoniae (PRSP)	≤0.001	≤0.001	≤0.001	≤0.001	>4
E. coli (wild type)	0.25	0.25	0.13	0.13	0.015
E. coli (ESBL)	0.5	0.5	0.25	0.25	>128
K. pneumoniae (wild type)	0.25	0.25	0.5	0.5	0.03
K. pneumoniae (KPC-2)	2	2	2	1	>128
A. baumannii (wild type)	0.06	0.03	0.06	0.06	0.12
A. baumannii (MDR/ESBL)	0.12	0.06	0.03	0.12	64
P. aeruginosa (wild type)	4	2	1	1	0.12
P. aeruginosa (MDR)	4	2	1	0.5	64

Cipro = ciprofloxacin; Resistance types: VISA (vancomycin intermediate resistant S. aureus); PSSP (penicillin sensitive Strep. pneumoniae); PRSP (penicillin resistant Strep. pneumoniae); ESBL (extended spectrum beta lactamase); KPC-2 (K. pneumoniae carbapenemase); MDR (multiple-drug resistance).

The table below demonstrates that one of our lead compounds, GP-4, demonstrates superior efficacy to a commonly used drug levofloxacin in a mouse model of complicated urinary tract infection (cUTI).

We are currently evaluating our lead compounds in advanced preclinical studies including IND-enabling toxicity studies. We intend to submit an IND with the FDA and plan to conduct a Phase 1 clinical trial in 2013.

Marine Natural Products Preclinical Program

Our marine natural products preclinical program is fully funded by our DTRA contract through the research and preclinical development stages, subject to the achievement of certain milestones under our DTRA contract. Under this program, we intend to apply our proprietary FAST and SBDD technologies to screen chemical libraries created from marine micro-organisms. We are employing a panel of FAST assays which are selectively sensitized to inhibitors of unique bacterial targets. As a result, we believe the FAST approach will identify novel compounds active against resistant organisms and gram-negative antibacterial agents. In addition, we believe this program has the potential to provide compounds with strong potency and in vivo efficacy.

The goal of the program is to produce an IND candidate and complete all of the studies required to submit an IND with the FDA. A suitable candidate will have a broad spectrum of activity against both gram-negative and gram-positive bacterial pathogens, including multiple biodefense pathogens. We believe that any such candidate is likely to have broad commercial interest.

Commercial Agreements

Dong-A Pharmaceutical Co., Ltd. License Agreement

In January 2007, we entered into a license agreement with Dong-A Pharmaceutical Co., Ltd., or Dong-A, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate, to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. To our knowledge, Dong-A has not conducted any development or commercialization activities with respect to tedizolid phosphate since January 2007. We have the right to grant sublicenses to third parties through multiple tiers of sublicense.

Upon entering into the license agreement, we paid a $500,000 upfront-fee and have made subsequent milestone payments of $3.7 million through December 31, 2011. In addition, we may be required to make up to an aggregate of $13.0 million of additional payments upon the achievement of specified development and regulatory approval milestones.

In addition, we are obligated to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate. The license agreement will remain in effect until the later of 12 years after the date of the first commercial sale of tedizolid phosphate or the expiration of the last to expire of the licensed patents on a product-by-product and country-by-country basis, unless terminated earlier at our election or for material breach by either party. Dong-A has the right to terminate the license agreement on 90 days’ written notice if we fail to make a payment when due or fail to use commercially reasonable efforts to develop and commercialize tedizolid phosphate. Upon expiration of the license agreement, our license will remain in effect and convert to a royalty-free, irrevocable and perpetual license. If we elect to terminate the license agreement due to Dong-A’s material breach of the license agreement, our license will remain in effect subject to our compliance with certain provisions of the license agreement, including payment obligations.

NIAID Contract

In September 2008, we entered into a five-year contract with NIAID to provide services to NIAID relating to the development of a dual-target antibacterial agent as a therapeutic for the treatment of gram-negative biodefense pathogens. Under our NIAID contract, we may receive up to $27.7 million in support of our GyrB/ParE preclinical program. The scope of the services under the contract includes preclinical, nonclinical and clinical Investigational New Drug application, or IND, and NDA-enabling development activities. Pursuant to our NIAID contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our NIAID contract, subject to certain United States government march-in rights with respect to such inventions. March-in rights allow the United States government to grant licenses to such inventions to others if: (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States. If the United States government exercised its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. In addition, the contract may be terminated by NIAID 10 days after giving notice of a material default which remains uncured 10 days after written notice. NIAID may also terminate the contract if it is in the United States government’s best interest. From contract inception through December 31, 2011, we have recognized $19.0 million in revenues related to the research performed under the NIAID contract.

Lawrence Livermore Cooperative Research and Development Agreement

In November 2008, we entered into a five-year cooperative research and development agreement, or CRADA, with Lawrence Livermore National Security LLC, or Lawrence Livermore. Under the CRADA, we are jointly researching and developing gram-negative biodefense pathogens with Lawrence Livermore. We plan to fund the cost of the research and development with Lawrence Livermore with the funds we receive under our NIAID contract. The total cost of the project to us under the CRADA is approximately $5.6 million (excluding in-kind distributions). Pursuant to the CRADA, we have the right to obtain an exclusive license to any invention developed by Lawrence Livermore under the CRADA if we agree to pay Lawrence Livermore reasonable compensation for such license. Subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development under this CRADA, subject to the United States government’s certain march-in rights with respect to such inventions. March-in rights allow the United States government to grant licenses to such inventions to others if: (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States. If the United States government exercised its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license from Lawrence Livermore on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. Either party may terminate the CRADA after giving 30 days’ written notice to the other party. Lawrence Livermore may also terminate the CRADA if we fail to provide necessary funding. From contract inception through December 31, 2011, we have recognized $2.2 million in research and development expense related to the research performed by Lawrence Livermore under the CRADA.

DTRA

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program for the development of novel antibiotics directed against gram-negative and gram-positive bacterial pathogens in collaboration with UCSD. Pursuant to our DTRA contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our DTRA contract, subject to certain United States government march-in rights with respect to such inventions. If the United States government exercised its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. In addition, the contract may be terminated by DTRA 10 days after giving notice of a material default which remains uncured 10 days after written notice. DTRA may also terminate the contract if it is in the United States government’s best interest. From contract inception through December 31, 2011, we have recognized $6.0 million in revenues related to the research performed under our DTRA contract.

UCSD Research Agreement

In May 2010, we entered into a four and one-half year research agreement with UCSD. Under the agreement, we are jointly researching antibacterial agents for combating gram-negative and gram-positive biodefense pathogens. We plan to fund the cost of the research with UCSD with the funds we receive under our DTRA contract. The estimated total cost of UCSD’s efforts under the project is up to approximately $4.3 million. Pursuant to the agreement, we have the right to negotiate an exclusive license to any invention developed by UCSD. Subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development under this agreement, subject to the United States government’s certain march-in rights with respect to such inventions. If the United States government exercised its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license from UCSD on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. We may terminate the research agreement after giving 30 days’ written notice to UCSD and UCSD may terminate the research agreement after giving 90 days written notice to us. We may also terminate the agreement immediately upon written notice to UCSD if our DTRA contract is terminated. From contract inception through December 31, 2011, we have recognized $1.2 million in research and development expense related to the research performed by UCSD under the agreement.

Lawrence Livermore National Laboratory

In April 2011, we entered into a three year research contract with Lawrence Livermore National Laboratory, or LLNL, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. We may receive up to $3.0 million over three years in support of its development efforts. LLNL can terminate the contract upon delivering notice to us for default or convenience. Upon receipt of a notice of termination, we must discontinue contract activities and LLNL must pay us a final settlement based on eligible expenses incurred under the contract. As of December 31, 2011, we have not received a notice of termination relative to contract activities. From contract inception through December 31, 2011, we have recognized $0.7 million in revenues related to the research performed under the LLNL contract.

Collaboration and License Agreement with Bayer Pharma AG

In July 2011, we signed our collaboration and license agreement with Bayer to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. Under the collaboration and license agreement, we are responsible for all development and commercialization activities outside of the Bayer Licensed Territory. We retain full development and commercialization rights in the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid us $25.0 million upfront and agreed to support approximately 25% of the development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia. In addition, Bayer agreed to be responsible for 100% of future development as well as the future development costs required for local approval in the Bayer Licensed Territory. We are also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and are entitled to receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In September, 2011, we dosed our first patient in our second Phase 3 clinical trial, and in accordance with the collaboration and license agreement, this entitled us to a $2 million milestone payment from Bayer, which was received prior to the end of 2011. In January 2012, the joint steering committee for the license and collaboration agreement met and Bayer confirmed that they agreed that we had met the primary objective of non-inferiority of the efficacy outcome of early clinical response versus the comparator linezolid (Zyvox ) in patients with ABSSSI in our first Phase 3 clinical trial, and in accordance with the license and collaboration agreement, we were then entitled to receive an additional $5 million milestone from Bayer. Bayer has the ability to terminate the agreement in its entirety by providing at least six months notice to us within the first two years of the agreement. After two years, Bayer must provide at least 90 days notice. In addition, Bayer has the right to terminate the agreement within 30 days of determining that either of our two ongoing Phase 3 clinical trials of tedizolid phosphate for the treatment of ABSSSI has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid. From contract inception through December 31, 2011, we have recognized $25.7 million in license revenues and $3.2 million in contract research revenues related to the collaboration and license agreement with Bayer.

Commercialization—Marketing and Sales

Our overall goal is to establish tedizolid phosphate as a leading therapy for the treatment of serious gram-positive infections. Our initial focus is to develop tedizolid phosphate for the treatment of ABSSSI. Over time, through clinical trials, regulatory approvals and publications, we plan to expand the data establishing the utility of tedizolid phosphate for the treatment of a wide variety of serious gram-positive infections including pneumonia and bacteremia. This comprehensive strategy is intended to support product differentiation from both current and anticipated competitors and also to enable us to fully support broad and appropriate usage of tedizolid phosphate.

We currently intend to focus our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for tedizolid phosphate. We currently have limited marketing, no sales nor distribution capabilities. Pending NDA approval, we plan to build a United States sales organization focused on the promotion of tedizolid phosphate to healthcare professionals and payors, primarily in hospital and other institutional settings. We also plan to evaluate potential partnerships to support our commercialization objectives.

In addition to the significant opportunity in the United States, we believe that Latin America, Europe and Asia represent opportunities for tedizolid phosphate. In July 2011, we licensed certain development and commercialization rights to Bayer in China, Japan and substantially all other countries in Asia, Africa, Latin

America and the Middle East, excluding North and South Korea, or the Bayer Licensed Territory. For this right, in addition to reimbursement for certain development efforts and payment of certain milestones, if tedizolid phosphate is approved for sale in these countries, then we will also receive royalties on net sales by Bayer in the Bayer Licensed Territory We continue to evaluate our commercialization strategy outside the United States but expect to outlicense rights to or collaborate with third parties for commercialization of tedizolid phosphate in Europe.

Intellectual Property

The proprietary nature of, and protection for, tedizolid phosphate and our preclinical programs, processes and know-how are important to our business. We seek patent protection in the United States and internationally for tedizolid phosphate, our preclinical programs and any other technology to which we have rights where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, developed internally and licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our success will depend significantly on our ability to:

•	Obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	Defend our patents;

•	Preserve the confidentiality of our trade secrets; and

•	Operate our business without infringing the patents and proprietary rights of third parties.

We have established and continue to build proprietary positions for tedizolid phosphate and our pipeline product candidates and technology in the United States and abroad. As of March 1, 2012, our patent portfolio included four families of patent applications related to tedizolid phosphate and two families of patent applications related to our FAST research platform.

For tedizolid phosphate, the first family of patent applications is exclusively licensed (except in South and North Korea) from Dong-A. This family is expected to provide basic composition of matter coverage and includes issued and pending United States utility patent applications, and issued and pending foreign national and regional counterpart patent applications. We own the remaining three families of applications related to aspects of tedizolid phosphate, which include issued and pending United States utility patent applications, and issued and pending foreign national and regional counterpart patent applications. The second family of applications is directed to a method of synthesis and related compositions of matter. The third family of applications is directed to aspects of crystalline forms of tedizolid phosphate and associated methods. The fourth family of applications is directed to aspects of tedizolid phosphate dimers and associated methods. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these four families of patent applications would expire between 2024 and 2030, excluding any additional term for patent term adjustments or patent term extensions.

For our FAST research platform, we have one issued and one pending United States patent applications. If issued, these patent applications would both expire in 2026, excluding any additional term for patent term adjustments or patent term extensions.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that the key competitive factors that will affect the development and commercial success of tedizolid phosphate and the product candidates that we develop are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement.

We expect that, if approved, tedizolid phosphate would compete with a number of drugs that target serious gram-positive infections. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render tedizolid phosphate or any other product candidates that we develop obsolete or non-competitive before we can recover the expenses of developing and commercializing any product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, as advanced technologies become available and as generic forms of currently branded drugs become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

We anticipate that, if approved, tedizolid phosphate will compete with other antibiotics that demonstrate MRSA activity. These include vancomycin, a generic drug that is manufactured by a variety of companies, linezolid (marketed by Pfizer as Zyvox), daptomycin (marketed by Cubist Pharmaceuticals, Inc. as Cubicin), quinupristin/dalfopristin (marketed by King Pharmaceuticals, Inc., a subsidiary of Pfizer as Synercid), tigecycline (marketed by Wyeth, a subsidiary of Pfizer as Tygacil), ceftaroline (marketed by Forest Laboratories and AstraZeneca PLC as Teflaro), and ceftobiprole (under development by Basilea Pharmaceutica AG, telavancin (marketed as Vibativ by Theravance, Inc.). Further, we expect that product candidates currently in Phase 3 development, or that could enter Phase 3 development in the near future, may represent significant competition if approved. These include, but are not necessarily limited to PTK 0796 (under development by Paratek Pharmaceuticals, Inc.), NXL-103 (under development by AstraZeneca PLC), radezolid (under development by Rib-X Pharmaceuticals, Inc.), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), CEM-102 (under development by Cempra Pharmaceuticals, Inc.), oritavancin (under development by The Medicines Company), dalbavancin (under development by Durata Therapeutics, Inc.), BC-3781 (under development by Nabrivia), and JNJ-Q2 (under development by Furiex Pharmaceuticals, Inc.). Many of these companies may have significantly greater resources than we have. We believe that the key potential advantages of tedizolid phosphate over these competitive products, including activity against linezolid-resistant MRSA, should enable tedizolid phosphate to capture market share from these competitive products and, over time, garner a meaningful share of both the in- patient and out-patient MRSA market. Even with these advantages, we may not be able to make promotional claims that tedizolid phosphate is superior to these competing products.

Third-Party Reimbursement and Pricing

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on product availability (formulary access) and reimbursement from payors, such as government and private insurance plans. To allow access to tedizolid phosphate, we will work with payors to demonstrate the value of tedizolid phosphate in improved, cost-effective patient care. We believe that the improved features and potential benefits of tedizolid phosphate will differentiate tedizolid phosphate from other competitive therapies and ultimately will lead to its widespread adoption by hospital formularies and reimbursement. We will be conducting pricing research to understand the pricing of tedizolid phosphate to ensure that it delivers the appropriate value to our customers.

In markets outside the United States, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many EU government agencies for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. We believe that the clinical profile and patient friendly dosing of tedizolid phosphate will enable us to achieve an appropriate price and reimbursement for tedizolid phosphate in countries where pricing is set by a government agency, and to obtain reimbursement for tedizolid phosphate from the responsible agencies in each market. As in the United States, we will conduct EU pricing research to determine the appropriate pricing to provide appropriate value with other branded gram-positive antibiotics.

Manufacturing

We do not own or operate manufacturing facilities for the production of tedizolid phosphate or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, API and finished products for our preclinical research and clinical trials. We employ the services of Albany Molecular Research Incorporated, or AMRI, to produce tedizolid phosphate API and Patheon, Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We do not have any current contractual arrangements for the manufacture of commercial supplies of tedizolid phosphate or any other product candidates that we develop. If tedizolid phosphate is approved for treatment of ABSSSI by the FDA, we intend to enter into agreements with third-party contract manufacturers for the commercial production of tedizolid phosphate. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Tedizolid phosphate and any other antibiotic product candidate that we develop must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

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

Each new clinical protocol must be submitted to the FDA for review, and to an Institutional Review Board, or IRB, for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

In addition, from time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. Failure to comply with any requirements under the new law may result in significant penalties. In addition, FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Additional Post-Approval Healthcare Compliance Laws

Our sales, promotion, medical education and other activities following product approval are subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services, the Consumer Product Safety Commission and state and local governments. Our promotional and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the Foreign Corrupt Practices Act, the False Claims Act, the Veterans Health Care Act and similar state laws.

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

In addition, federal legislation now imposes additional requirements. For example, as part of the Patient Protection and Affordable Care Act, or PPACA, a federal physician payment disclosure provision based on the Physician Payments Sunshine Act was enacted, which requires pharmaceutical manufacturers to report certain gifts and payments to physicians beginning in 2013. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we, or our collaborative partners must obtain approval of a product by the comparable regulatory authorities of foreign countries before we, or our collaborative partners can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

As of December 31, 2011, we had an accumulated deficit of $95.4 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of tedizolid phosphate for at least three years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of tedizolid phosphate for the treatment of ABSSSI, including successfully completing our Phase 3 clinical program;

•	Obtaining United States and/or foreign regulatory approvals for tedizolid phosphate;

•	Commercializing tedizolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of tedizolid phosphate in the medical community and with third-party payors;

•	Pursuing clinical development of tedizolid phosphate for the treatment of other indications, including pneumonia and bacteremia;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts that support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our collaboration and license agreement with Bayer to support our continuing development and regulatory efforts for tedizolid phosphate.

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

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of tedizolid phosphate or any other product candidates.

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

In August 2010, we completed our initial public offering, raising $45.1 million in net proceeds. In May 2011, we completed our private placement, raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. In January 2012, we completed our public offering, raising $48.4 million in net proceeds. We expect that the net proceeds from our recent public offering, revenues under our Bayer collaboration and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

The timing of the milestone and royalty payments we are entitled to receive from Bayer is uncertain and could adversely affect our cash flows and results of operations.

The timing of the up to $69.1 million we are entitled to receive upon the achievement of certain milestones under our collaboration and license agreement with Bayer is inherently uncertain. The receipt of milestone payments under the Bayer collaboration and license agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. However, while receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

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

Risks Related to our Business

We are heavily dependent on the success of tedizolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for tedizolid phosphate. If we fail to obtain regulatory approval for tedizolid phosphate, our business will be materially harmed.

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed one Phase 3 study, one Phase 2 study and 9 Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the SPA agreement we reached with the FDA on the protocol for our first Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our first Phase 3 clinical trial of tedizolid phosphate. We completed our first Phase 3 trial in ABSSSI and announced the positive results on both the early endpoints used by the FDA and the post-treatment assessment used by the EMA in December 2011. In addition, we obtained a SPA agreement for our second Phase 3 clinical trial of tedizolid phosphate in August 2011 and commenced enrollment in September 2011. If our second Phase 3 clinical trial of tedizolid phosphate is also successful, we plan to use both Phase 3 trials as a basis for our NDA and MAA submissions, seeking approvals to commercialize the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration are also being performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA or EMA approvals for this product. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results we have seen to date in our Phase 2 clinical trial of tedizolid phosphate in patients with complicated skin and skin structure infections, or cSSSI, and in our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate do not ensure that later clinical trials, such as our ongoing second Phase 3 study of the IV to oral transition therapy for the treatment of ABSSSI, will demonstrate similar results. Investigational drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 studies, even after seeing promising results in earlier clinical trials. Despite the results reported in clinical trials for tedizolid phosphate so far, we do not know whether any upcoming Phase 3 or other clinical and nonclinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tedizolid phosphate. In addition, based on our discussions and agreement with the FDA, the design of our ongoing and planned Phase 3 studies of tedizolid phosphate differ in certain ways from our Phase 2 study. Those design changes may lead to unexpected results in our Phase 3 studies.

The FDA regulatory approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for tedizolid phosphate, our business will be substantially harmed.

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

We have previously applied to the FDA for Fast Track designation based on the results of our in vitro nonclinical data and Phase 1 study data from healthy volunteers. Fast track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases with an unmet medical need. The applications were denied as the FDA was unable to conclude based on the submitted data and our proposed development plan at that time whether tedizolid phosphate would meet an unmet medical need given that alternative therapies were available for cSSSI, including infections with MRSA as a pathogen. Based on future clinical trial data, or on other future data, we may consider submitting a new request for Fast Track designation. However, we cannot guarantee that we will ever receive Fast Track designation, or that tedizolid phosphate will qualify for other FDA programs for expediting the development, review or approval process.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials of our product candidates. To date, tedizolid phosphate has completed one Phase 3 study for the treatment of ABSSSI, and a second Phase 3 study is currently ongoing. The first patient was enrolled in our second Phase 3 study in September 2011. In parallel with the ongoing Phase 3 trial, we are conducting additional clinical safety, pharmacology and special population Phase 1 studies necessary for registration. If both of our Phase 3 studies are successful, we intend to use these trials as a basis to submit an NDA and EMA submission for the approval of the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

To date, the drug-related adverse events experienced by patients while being treated with tedizolid phosphate were mostly mild or moderate side effects that included nausea, diarrhea, vomiting and headache. However, our ongoing Phase 3 and other future clinical trials will involve broader populations and could reveal a high prevalence or different severity of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

The SPAs for our Phase 3 studies of tedizolid phosphate do not guarantee any particular outcome from regulatory review of our Phase 3 studies.

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and data analysis and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific developments regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We do not know how the FDA will interpret the commitments under the agreed upon SPAs, how it will interpret the data and results or whether it will approve tedizolid phosphate for the treatment of ABSSSI. In addition, although the FDA has provided us with feedback as to the adequacy of the proposed size of our safety population to support an NDA, it may, based on the review of our initial Phase 3 study safety data, require us to conduct additional clinical trials or enroll additional patients in our Phase 3 clinical program. As a result, we cannot guarantee any particular outcome from regulatory review of these planned Phase 3 studies.

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

The failure to maintain our collaboration with Bayer or the failure of Bayer to perform its obligations under this collaboration, could negatively impact our business.

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

We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Bayer, including:

•

Bayer has the right to terminate the Agreement within 30 days of determining that our second Phase 3 ABSSSI study has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid.

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

Other than our collaboration and license agreement with Bayer, we may not be able to enter into acceptable agreements to develop and commercialize tedizolid phosphate or, if needed, adequately build our own marketing and sales capabilities.

We intend to pursue the development and commercialization of tedizolid phosphate through collaboration and license arrangements with third parties, such as our collaboration and license agreement with Bayer. We may be unable to enter into additional collaboration and license arrangements outside of the Bayer Licensed Territory. In addition, there can be no guarantee that Bayer or any other parties that we may enter into collaboration and license arrangements with will be successful or generate more revenues than we could obtain by developing and commercializing tedizolid phosphate on our own. If we are unable to enter into additional collaboration and license arrangements for tedizolid phosphate or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of tedizolid phosphate in areas outside of the Bayer Licensed Territory, we may need to develop our own marketing and sales force to market tedizolid phosphate in these territories, for which currently we do not have sufficient funds to develop an adequate sales force in these regions. There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize tedizolid phosphate or any other future products in these markets. If we cannot commercialize tedizolid phosphate in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

If the FDA does not approve the manufacturing facilities of AMRI, Patheon or any future manufacturing partners for commercial production, we may not be able to commercialize tedizolid phosphate.

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

The competition in the market for antibiotics is intense. If approved, tedizolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by King Pharmaceuticals, Inc, a subsidiary of Pfizer. as Synercid; tigecycline, marketed by Wyeth, a subsidiary of Pfizer as Tygacil; and telavancin, marketed by Theravance, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, tigecycline, quinupristin/dalfopristin and ceftaroline are all approved treatments for serious gram-positive infections such as cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of tedizolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, tedizolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc., BC-3781, under development by Nabrivia, PMX-30063, under development by Polymedix, GSK1322322, under development by GlaxoSmithKlein, AFN-1252, under development by Affinium Pharmaceuticals, Inc. and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, tedizolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before tedizolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of tedizolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize tedizolid phosphate and our results of operations will suffer.

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

We have never commercialized a product candidate for any indication. Even if tedizolid phosphate or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of tedizolid phosphate and any other product candidates that we develop by physicians and payors will depend on a number of factors, many of which are beyond our control, including:

•	The clinical indications for which the product is approved;

•	Acceptance by physicians and payors of each product as a safe and effective treatment;

•	The cost of treatment in relation to alternative treatments, including numerous generic drug products, such as vancomycin;

•	The relative convenience, ease of administration and acceptance by physicians and payors of tedizolid phosphate in the treatment of ABSSSI;

•	The availability and efficacy of competitive drugs;

•	The extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	The extent to which bacteria develop resistance to any antibiotic product candidates that we develop, thereby limiting its efficacy in treating or managing infections;

•	Whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	The availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payors, and/or by government healthcare programs, including Medicare and Medicaid;

•	Limitations or warnings contained in a product’s FDA-approved labeling;

•	Prevalence and severity of adverse side effects; and

•	The ability to develop convincing health economics and outcomes research

Even if the medical community accepts that tedizolid phosphate is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of tedizolid phosphate or may be slow to adopt it as an accepted treatment for ABSSSI. In addition, even though we believe tedizolid phosphate has significant advantages, we cannot assure you that any labeling approved by the FDA will contain claims that tedizolid phosphate is safer or more effective than linezolid, or that will permit us to promote tedizolid phosphate as being superior to competing products. Moreover, in the future, as has happened with other antibiotics bacteria could over time develop resistance to tedizolid phosphate, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. If tedizolid phosphate is approved but does not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenues from this product candidate and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of tedizolid phosphate may require significant resources and may never be successful.

We currently have limited marketing capabilities and no sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.

We currently have limited marketing capabilities and do not have a sales organization or distribution capabilities. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea and the Bayer Licensed Territory, we own exclusive rights to commercialize tedizolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell tedizolid phosphate in the United States and, in addition to our collaboration and license agreement with Bayer, will seek third-party partners outside the United States. We have partnered with Bayer in the Bayer Licensed Territory and will be reliant on them to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We, Bayer for the Bayer Licensed Territory and any potential future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

As of March 1, 2012, we employed 73 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop tedizolid phosphate for additional indications, our commercial opportunity will be limited.

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

Even if we obtain FDA approval of tedizolid phosphate or any other product candidate we develop, we or Bayer may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

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

We cannot be certain that we will be successful in our efforts to identify and develop additional differentiated new antibiotics or that any of our product candidates we do identify will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases. To date, our proprietary discovery platform has yielded certain candidates that are advancing into IND enabling studies. While these candidates hold significant promise in treating serious infections, they might fail to advance to clinical development or might fail in clinical trials to show the desirable pharmacokinetics, safety and efficacy needed to advance to a product. In addition, research and discovery programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. To date, our discovery programs have been largely funded by United States government grants and research contracts with NIAID, DTRA and LLNL. If we are unable to maintain existing funding or secure additional funding for these programs and/or continue to devote the other technical and human resources to them, our ability to continue these programs will be adversely affected.

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

New and future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities, in addition to findings in ongoing and future clinical and nonclinical studies, may increase the time and cost required for us to conduct and complete clinical trials for tedizolid phosphate or other product candidates that we develop.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices regulations. If we or a regulatory agency discovers problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. The FDA and other regulatory authorities may also revisit the risk-benefit profile of an approved product if, for example, previously unknown problems with a product, such as AEs of unanticipated severity of frequency arise. In such circumstances, the FDA or other regulatory authorities may withdraw approval, require new warnings or other labeling changes to limit use of the drug, impose new study or monitoring requirements or require that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. Our relationships with healthcare providers will be subject to federal and state requirements prohibiting or requiring the disclosure of payments or items of value given to potential prescribers of our products. For example, as part of PPACA, pharmaceutical manufacturers must report certain gifts and payments to physicians beginning in 2013. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for tedizolid phosphate and other product candidates in the United States and other countries. Through our license agreement with Dong-A, we currently license an issued United States utility patent, a pending United States utility patent application and issued and pending foreign national and regional counterpart patent applications covering various aspects of tedizolid and tedizolid phosphate. In addition, we own pending United States utility and provisional patent applications and Patent Cooperation Treaty applications directed to aspects of tedizolid phosphate discovered by our scientists. The patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. Further, the future patents to which we have rights based on our agreement with Dong-A, or that we file on our own, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent applications we licensed or own with respect to tedizolid phosphate or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, tedizolid phosphate and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced. In addition, we do not know whether:

•	We or Dong-A were the first to make the inventions covered by each of our licensed pending patent applications;

•	We or Dong-A were the first to file patent applications for these inventions;

•	Others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	Any of our or Dong-A’s pending patent applications will result in issued patents;

•	Any of our or Dong-A’s patents, once issued, will be valid or enforceable;

•	Any patents issued to us or Dong-A will provide us with any competitive advantages, or will be challenged by third parties;

•	We will develop additional proprietary technologies that are patentable;

•	The patents of others will have an adverse effect on our business; or

•	Our unissued patents in the Bayer Licensed Territory will ever issue, and if they do not issue, this could adversely affect our collaboration and license agreement with Bayer.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future contract research revenues to support our ongoing preclinical programs are dependent upon our NIAID, DTRA and LLNL contracts and if we do not receive all of the funds under these contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.

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

United States government agencies have special contracting requirements that give them the ability to unilaterally control our contracts

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

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of March 1, 2012 our executive officers, directors, 5% shareholders and their affiliates own approximately 47% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

As of March 1, 2012, our executive officers, directors, 5% stockholders and their affiliates own approximately 47% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Currently, we plan to register the increased number of shares available for issuance under our 2010 Plan, 2010 Directors’ Plan and 2010 Purchase Plan each year. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We performed an analysis under Section 382 through December 31, 2011 and determined that we did not trigger an “ownership change” limitation. In January 2012, we raised an additional $48.4 million, net of offering costs in our public offering. We updated our Section 382 analysis after the January 2012 public offering and determined that an “ownership change” had occurred. However, the “ownership change” did not create any loss of net operating loss carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We lease approximately 35,000 square feet of laboratory and office space in our headquarters in San Diego, California under a lease that expires in 2013. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contractors. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2011
1st Quarter	$7.49	$3.70
2nd Quarter	8.85	5.00
3rd Quarter	9.00	5.82
4th Quarter	8.00	5.51
Year Ended December 31, 2010
3rd Quarter (beginning August 2, 2010)	$5.47	$3.88
4th Quarter	4.26	2.93

Holders of Record

As of March 2, 2012, there were approximately 100 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2011.

Stock Performance Graph and Cumulative Total Return (1)

The graph below shows the cumulative total stockholder return assuming the investment of $100 on August 2, 2010, our IPO pricing date (and the reinvestment of dividends thereafter) through December 31, 2011 in each of (i) Trius Therapeutics, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are required by the Securities and Exchange Commission, are based upon historical data, and are not indicative of, or intended to forecast, future performance of our common stock.

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

As of December 31, 2011, all $45.1 million in net proceeds from our IPO has been used in funding our clinical and nonclinical research and development costs for tedizolid phosphate for the treatment of ABSSSI and other indications and to fund working capital and other general corporate purposes.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations:
Revenues:
NIH grants	$—	$—	$—	$429	$679
Contract research	12,086	8,032	4,980	658	141
Collaborations	3,217	—	36	243	345
License	25,708	—	—	—	—

Total revenues	41,011	8,032	5,016	1,330	1,165
Operating expenses:
Research and development	49,503	23,320	23,049	20,086	8,517
General and administrative	11,339	5,406	4,134	2,290	1,546

Total operating expenses	60,842	28,726	27,183	22,376	10,063

Loss from operations	(19,831)	(20,694)	(22,167)	(21,046)	(8,898)
Other income (expense):
Interest income	21	8	36	582	308
Interest expense	—	(3,889)	(284)	(76)	(170)
Fair value adjustment of stock warrant liability	1,558	467	(245)	(221)	18
Other income (expense)	2	245	(21)	(30)	(6)

Total other income (expense)	1,581	(3,169)	(514)	255	150

Net loss	(18,250)	(23,863)	(22,681)	(20,791)	(8,748)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	(18)	(28)	(26)	(8)

Net loss attributable to common stockholders	$(18,250)	$(23,881)	$(22,709)	$(20,817)	$(8,756)

Net loss per share, basic and diluted	$(0.69)	$(2.36)	$(31.11)	$(40.19)	$(31.72)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	26,517	10,099	730	518	276

Balance Sheet Data:

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$59,143	$45,338	$18,259	$21,661	$11,534
Working capital (deficit)	48,453	44,751	17,852	20,539	10,594
Total assets	68,125	49,500	21,378	23,865	13,161
Capital lease obligation, net of current portion	—	—	—	71	191
Stock warrant liability	7,124	—	661	415	203
Convertible notes payable	—	—	19,402	—	—
Convertible preferred stock	—	—	51,082	51,054	20,633
Accumulated deficit	(95,392)	(77,142)	(53,261)	(30,552)	(9,735)
Total stockholders’ equity (deficit)	49,891	45,454	(51,497)	(29,946)	(9,629)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life-threatening infections. We are developing tedizolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications, including pneumonia. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. Tedizolid phosphate is an IV and orally administered second generation oxazolidinone.

In December 2011, we completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, and in September 2011, we initiated our second Phase 3 clinical trial of the IV to oral transition therapy for the treatment of ABSSSI. We expect to report top-line data on this second Phase 3 clinical trial in early 2013. We currently expect to submit a New Drug Application, or NDA, for tedizolid phosphate for the treatment of ABSSSI during the third quarter of 2013. We also completed a Phase 1 clinical trial, during the first quarter of 2011, which evaluated the ability of tedizolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we are currently testing for skin infections.

In July 2011, we signed an exclusive collaboration and license agreement with Bayer Pharma AG, or Bayer, to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory. We intend to continue to evaluate potential strategic alliances for tedizolid phosphate in Europe.

In May 2011, we raised a total of approximately $28.0 million from our private placement of 4,750,000 units at a purchase price of $6.35 per unit, with each unit consisting of one share of our common stock and a warrant to purchase an additional 0.35 shares of our common stock. Each warrant is exercisable in whole or in part for a period of five years from November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments.

In January 2012, we raised approximately $48.4 million in net proceeds from the public offering of our common stock in which we sold approximately 9,890,000 million shares of common stock at an offering price of $5.25 per share.

In addition, we are discovering antibiotics for broad spectrum infections using our proprietary discovery platform under three contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, a second funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense and a new third contract that we entered into in April 2011 with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

We acquired worldwide rights to tedizolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007. Since then we have progressed tedizolid phosphate from submitting an Investigational New Drug Application, or IND, through our first Phase 3 clinical trial, and we are currently conducting a second Phase 3 clinical trial. In addition, we have substantially lowered the manufacturing costs of tedizolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens. The scope of the contract includes preclinical, nonclinical and clinical IND and NDA-enabling development activities. Pursuant to our NIAID contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our NIAID contract, subject to the United States government’s march-in rights with respect to such inventions. We have recognized $19.0 million in revenues through December 31, 2011 related to research performed under the NIAID contract.

In April 2010, we entered into a four and one-half year contract with DTRA under which we may receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our DTRA contract, subject to the United States government’s march-in rights with respect to such inventions. We have recognized $6.0 million in revenues through December 31, 2011 related to research performed under the DTRA contract.

In April 2011, we entered into a three year research contract with Lawrence Livermore National Laboratory, or LLNL, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. We may receive up to $3.0 million over three years in support of its development efforts. LLNL can terminate the contract upon delivering notice to us for default or convenience. Upon receipt of a notice of termination, we must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2011, we have not received a notice of termination relative to contract activities. From contract inception through December 31, 2011, we have recognized $0.7 million in revenues related to the research performed under the LLNL contract.

We were originally incorporated as RexC Pharmaceuticals, Inc. in California in June 2004 and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. We subsequently changed our name to Trius

Therapeutics, Inc. in February 2007 and reincorporated in Delaware in December 2007. We have never been profitable and have incurred significant net losses since our inception. As of December 31, 2011, we had an accumulated deficit of $95.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Obligations Related to the License of Tedizolid Phosphate

In January 2007, we entered into a license agreement with Dong-A, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. We have the right to grant sublicenses to third parties.

Upon entering into the license agreement, we paid a $500,000 upfront-fee and have made subsequent milestone payments of $3.7 million. In addition, we may be required to make up to an aggregate of $13.0 million in additional payments, upon the achievement of specified development and regulatory approval milestones. We are also obligated to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate.

Financial Overview

Revenues

We have derived substantially all of our revenues from our Bayer Agreement and NIAID, DTRA and LLNL contracts, small business innovation research, or SBIR, grants funded by the NIH and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our contracts with NIAID, DTRA and LLNL, as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our non-clinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we may generate revenues from those product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to tedizolid phosphate and our preclinical and non-clinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and share-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Clinical and nonclinical research and development	$37,665	$15,787	$16,701
Preclinical research and development	11,838	7,533	6,348

	$49,503	$23,320	$23,049

At this time, due to the inherently unpredictable nature of preclinical, non-clinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of tedizolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing tedizolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, other than our collaboration agreement with Bayer, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue our Phase 3 clinical program for tedizolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of tedizolid phosphate for additional indications, as well as to advance our preclinical programs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance, commercial strategy and business development. Other significant expenses include professional fees for general legal expenses, legal expenses to pursue patent protection of our intellectual property, accounting fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, share-based compensation and allocated facility costs. We expect our general and administrative expense to increase as we continue to operate as a public company and build our corporate infrastructure in support of continued development of tedizolid phosphate and our preclinical programs. These increases likely will include additional salaries and related expenses, consultant fees, and expenses related to enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

There is no interest expense for the year ended December 31, 2011. Interest expense for the year ended December 31, 2010 consists primarily of a non-cash charge related to the conversion of the 2009 Notes at a 12.5% discount to the price of our common stock sold in our initial public offering, or IPO, non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases and cash interest accrued or paid on our capital lease and convertible notes payable balances.

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $18.9 million and $20.0 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2025 for federal purposes and 2015 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.0 million and $2.0 million, respectively. The federal tax credits will begin expiring in 2027 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have recently completed an updated Section 382/383 study to ascertain whether our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, may have triggered an “ownership change” limitation. Based upon this study, we have determined that these recent events did not trigger an “ownership change” limitation, therefore these recent transactions did not impact our carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.

Change in Fair Value of Common Stock Warrants Liability

We have issued warrants to purchase our common stock that may require us to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as Fundamental Transactions involving us (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange. The cash settlement provisions require use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a delisting. As a consequence of these provisions, the warrants are classified as a liability on our balance sheets. The cash settlement value at the time of any future Fundamental Transaction or delisting will depend upon the value of the following inputs at that time: the price per share of our common stock, the volatility of our common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and our dividend yield.

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statement of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenues under our federal contracts, preclinical, nonclinical and clinical development costs and drug manufacturing costs (research and development expense), and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For arrangements that include multiple deliverables, we determine the deliverables and then identify separate units of accounting. The expected non-contingent arrangement consideration is then allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. Upfront fees are allocated to the license and recorded immediately as license revenue as long as the payment is less than the value ascribed to the license. Any upfront payments in excess of the value ascribed to the license, are deferred and recognized as either license revenues or collaboration revenues, in proportion to the original percentages of estimated selling prices. For ongoing development and regulatory efforts, we record revenues as the development and regulatory efforts that are subject to reimbursement are incurred, throughout the expected development and regulatory period. Amounts received in advance of services performed are recorded as deferred revenue until earned.

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

Research and Development

Research and development expenses are comprised primarily of CROs and clinical trial sites; employee and consultant-related expenses, which include salaries, benefits and share-based compensation for research and development personnel; external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; license fees paid to third parties for use of their intellectual property; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; payments to consultants; and third-party supplier expenses including laboratory and other supplies. Third-party research and development expenses are recorded when the contracted work has been performed or the milestone payment has been earned.

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

Share-based Compensation

We account for share compensation by measuring and recognizing compensation expense for all share-based payments made to employees and directors based on estimated grant date fair values. We allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Our results of operations for fiscal 2011 and 2010 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under Accounting Standards Codification 718 “Compensation—Stock Compensation”, or ASC 718 for the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $1.1 million and $1.1 million, respectively.

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from estimates. We estimate forfeitures based on our historical experience.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

The following table summarizes our revenues for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Contract research	$12,086	$8,032	$4,054	50%
License	25,708	—	25,708	100%
Collaborations	3,217	—	3,217	100%

Total	$41,011	$8,032	$32,979	411%

Contract research revenues increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to additional research performed under our DTRA and NIAID contracts as well as the commencement of research under our LLNL contract which was entered into in April 2011.

License and collaboration revenues for the year ended December 31, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer that we entered into in July 2011. We recorded $25.7 million as License revenues during the year ended December 31, 2011. Upon entry into the license and collaboration agreement, Bayer made an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the License and was recorded as license revenue at the inception of the agreement.

In September 2011, we dosed our first patient in our second global Phase 3 study of tedizolid phosphate for the treatment of ABSSSI. This event triggered a $2.0 million payment to us under the Agreement. We reallocated the new expected arrangement consideration and added $0.8 million to the license and $1.2 million to the Global Development Plan Services. The $0.8 million was recorded as license revenue, in the third quarter, as there were no ongoing services to be provided for the license.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. From inception of the contract through December 31, 2011, we provided certain Global Development Plan Services to Bayer. Under the agreement, we are entitled to invoice Bayer for certain of these services. In addition, at December 31, 2011, we calculated our updated percentage complete estimate by taking our total actual costs for Global Development Plan Services, since inception of the agreement, and dividing it by our updated best estimate of the expected total costs to be incurred for providing the Global Development Plan Services for the remainder of the collaboration. This updated percentage completion amount was then multiplied by the updated expected arrangement consideration amount to determine the maximum amount of revenue that we could record as revenue for the year. This amount was compared to the total amount billed and billable to Bayer for these services throughout the year, and the lesser of these two amounts was recorded as total Collaborations revenue related to the Global Development Plan Services. For the year ended December 31, 2011, the Company recorded $3.2 million in Collaborations revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Research and development expenses	$49,503	$23,320	$26,183	112%

During the year ended December 31, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA and LLNL contracts. During the year ended December 31, 2010, our research and development costs related primarily to preparation for the initiation of our first Phase 3 clinical trial for which the first patient was dosed in August 2010 and research under our NIAID, and DTRA contracts. Clinical trial expenses increased by $16.6 million during the year ended December 31, 2011 primarily due to additional development activities performed on our first Phase 3 trial of tedizolid phosphate which commenced in August 2010 and initiation of our second Phase 3 clinical trial of tedizolid phosphate for which the first patient was dosed in September 2011. In conjunction with the initiation of our second Phase 3 clinical trial, we began to manufacture drug product to support our registration activities. We incurred approximately $3.0 million in manufacturing costs for this purpose during the year ended December 31, 2011. In addition, our nonclinical research expenses increased by $3.1 million during the year ended December 31, 2011 when compared to the same period in 2010 primarily due to additional work performed under our DTRA contract which commenced in April 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
General and administrative expenses	$11,339	$5,406	$5,933	110%

The increase in general and administrative expenses was due primarily to an increase of $1.2 million of costs related to partnering activities due to the negotiation of the collaboration and license agreement with Bayer, an increase of $968,000 of personnel costs due to additional headcount, $784,000 in additional share-based compensation, an increase of $741,000 due to commercial planning activities, $534,000 of costs related to operating as a publicly traded company in 2011, $440,000 of additional intellectual property costs, and $225,000 in additional employee relocation costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the year ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Interest income	$21	$8	$13	163%
Interest expense	—	(3,889)	(3,889)	(100)%
Other income	3	245	(242)	(99)%
Other expense	(1)	—	(1)	100%
Fair value adjustment of stock warrant liability	1,558	467	1,091	234%

Total Other Income (Expense)	$1,581	$(3,169)	$4,750	(150)%

There was no interest expense recognized during the year ended December 31, 2011 because we had no debt outstanding during the period. The interest expense recognized during the year ended December 31, 2010 related to notes payable that were converted to common stock upon the closing of our IPO in August 2010. The conversion of the notes payable resulted in a $2.9 million non-cash conversion charge which was recognized as a component of interest expense.

Other income for the year ended December 31, 2011 was $1.6 million and resulted from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recorded upon the issuance of warrants in connection with our private placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense. During the year ended December 31, 2010, we recognized $467,000 of other income related to the remeasurement of the estimated fair value of preferred stock warrants that were outstanding prior to our IPO in August 2010. Upon our IPO, the preferred stock warrants converted to common stock warrants and the estimated fair value of the warrants was reclassified to additional paid-in capital.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

The following table summarizes our revenues for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2010	2009
Contract research	$8,032	$4,980	$3,052	61%
Collaborations	—	36	(36)	(100)%

Total	$8,032	$5,016	$3,016	60%

Total revenues increased for the year ended December 31, 2010 as compared to the prior year primarily due to commencement of work performed under our DTRA contract which was entered into in April 2010.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2010	2009
Research and development expenses	$23,320	$23,049	$271	1%

During the year ended December 31, 2010, our research and development costs were primarily related to preparation for and initiation of our Phase 3 clinical trial of tedizolid phosphate for which the first patient was dosed in August 2010 as well as work performed under our NIAID and DTRA contracts. Costs related to these activities resulted in increases in clinical trial expenses of approximately $1.5 million and salaries and related of $1.3 million in 2010 versus 2009. In addition, due to increased work performed under the NIAID contract in 2010 versus 2009, and the addition of the DTRA contract during 2010, lab supplies expense increased by $1.2 million, subcontractor fees increased by $1.0 million and other direct costs increased by $0.5 million. Indirect research and development costs also increased by $0.2 million during 2010 versus 2009 due to these increased efforts. These increases were partially offset by a decrease of approximately $3.0 million in manufacturing costs in 2010 versus 2009 to produce clinical drug product for our Phase 3 trial which were incurred during the year ended December 31, 2009, as well as a decrease in license fees expense of $2.5 million in 2010 versus 2009, related to a $2.5 million milestone payment to Dong-A for completion of Phase 2 clinical trials made during 2009.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2010	2009
General and administrative expenses	$5,406	$4,134	$1,272	31%

The increase of $1.3 million in general and administrative expenses for the year ended December 31, 2010 as compared to the prior year was due primarily to our operating as a publicly-traded company in 2010. This increase consisted of additional accounting and audit fees of $300,000, additional salaries and recruiting fees of $300,000, board of director fees of $200,000 not paid in previous years, bonus payments of $400,000 not paid in 2009, additional directors’ and officers’ insurance expenses of $100,000 and additional costs related to patent protection of $100,000.

Other Income (Expense)

The following table summarizes our other income (expense) for the year ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2010	2009
Interest income	$8	$36	$(28)	(78)%
Interest expense	(3,889)	(284)	(3,605)	1269%
Other income	245	—	245	100%
Other expense	—	(21)	21	(100)%
Fair value adjustment of stock warrant liability	467	(245)	712	(291)%

Total Other Income (Expense)	$(3,169)	$(514)	$(2,655)	517%

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, collaboration fees under our partnership with Bayer, contract research funding under our NIAID, DTRA and LLNL contracts, license and research grants. As of December 31, 2011, we had cash and cash equivalents and short-term investments of approximately $59.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of December 31, 2011, our funds are held in cash, money market funds and United States Treasury securities.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(13,242)	$(18,717)	$(20,672)
Net cash (used in) provided by investing activities	(18,539)	(31,550)	6,781
Net cash provided by financing activities	28,647	46,523	17,639

Net increase (decrease) in cash and cash equivalents	$(3,134)	$(3,744)	$3,748

Net cash used in operating activities during 2011 was $13.2 million compared to $18.7 million in 2010. This decrease was due to a lower operating loss in 2011 which primarily resulted from the recognition of an upfront payment from Bayer of $25 million, a $2.0 million milestone earned under our Bayer collaboration and increases in revenues recognized for services performed on our NIAID, DTRA and LLNL contracts. The decrease in net cash used in operating activities during 2011 was also due to increases in accounts payable and accrued expenses at December 31, 2011 related to our Phase 3 clinical program. Net cash used in operating activities during 2010 was $18.7 million compared to $20.7 million in 2009. This decrease was primarily due to increases in accounts payable and accrued expenses at December 31, 2010 related to the first Phase 3 trial of tedizolid phosphate which was initiated in August 2010.

Net cash used in investing activities was $18.5 million and $31.6 million during 2011 and 2010, respectively, compared to net cash provided by investing activities of $6.8 million during 2009. Purchases of short-term investments for the years ended December 31, 2011, 2010 and 2009 were $64.6 million, $31.0 million and $3.6 million, respectively. These cash outflows were offset by cash inflows from sales and maturities of investments for the years ended December 31, 2011, 2010 and 2009 of $47.0 million, $0.0 million and $10.5 million, respectively. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2011, 2010 and 2009 were $0.8 million, $0.6 million and $0.2 million, respectively.

Net cash provided by financing activities was $28.6 million, $46.5 million and $17.6 million during 2011, 2010 and 2009, respectively. During 2011, we sold 4,750,000 shares of common stock for cash proceeds of $28.0 million, net of underwriting discounts and offering costs. During 2010, we sold 10,000,000 shares of common stock for cash proceeds of $45.1 million, net of underwriting discounts and offering costs. Net cash provided by financing activities in 2009 was primarily a result of the sale of convertible notes payable for net proceeds of $19.2 million, offset by costs incurred to prepare for our IPO of $1.4 million. The amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

Operating Capital Requirements

We anticipate that we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies for tedizolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the FDA does not approve tedizolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID, DTRA or LLNL contracts is discontinued. In November 2009, we sold $19.2 million in aggregate principal amount of secured convertible promissory notes, or the 2009 Notes, in a private placement to certain of our existing investors and other parties with whom we have substantive, preexisting relationships. The 2009 Notes were secured by a first priority security interest in all of our assets. The 2009 Notes accrued interest at a rate of 8% per annum and converted into our common stock upon completion of our IPO at a 12.5% discount to the IPO price on August 6, 2010.

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

On May 31, 2011, we closed our private placement transaction with certain accredited investors in which we sold an aggregate of 4,750,000 units at a price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. As a result of our private placement, we raised a total of $28.0 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and offering expenses of $0.3 million.

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

On January 31, 2012, we closed our public offering whereby we sold 9,890,000 million shares of common stock at an offering price of $5.25 per share. We raised approximately $48.4 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.4 million.

Including the funds received in January 2012 from our public offering, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A, “Risk Factors.”

We do not anticipate that our existing working capital alone will be sufficient to fund our operations through the successful development and commercialization of tedizolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support potential regulatory approval of tedizolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	The progress of our clinical trials of tedizolid phosphate, including expenses to support the trials;

•	The costs and timing of regulatory approvals;

•	Our progress in advancing our preclinical programs through preclinical development into clinical trials;

•	The costs and timing of clinical and commercial manufacturing supply arrangements for our product candidates;

•	The costs of establishing sales or distribution capabilities;

•	The success of the commercialization of our products;

•	Our ability to maintain existing, and be awarded new, government research contracts;

•	Our ability to establish and maintain strategic collaborations, including licensing and other arrangements; and

•	The costs involved in enforcing or defending patent claims or other intellectual property rights.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due by period at December 31, 2011:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$989	$652	$337	$—	$—

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

In June 2011, the FASB issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income (Topic 220). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. We do not expect the amendment to GAAP to have a material impact on our results of operations, cash flows or financial position.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. This ASU defers certain provisions of ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which comprehensive income is presented for both interim and annual periods. This requirement is indefinitely deferred by this ASU and will be further deliberated by the FASB at a future date. The new ASU is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, the same as that for the unaffected provisions of ASU 2011-05. We do not expect the amendments in this ASU to have a material impact on our results of operations, cash flows or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents and Investments

Our cash equivalents and short-term investments are classified as available-for-sale and consisted of money market funds and debt instruments of agencies of the U.S. government at December 31, 2011. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Trius Therapeutics, Inc.

We have audited the accompanying balance sheets of Trius Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trius Therapeutics, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Trius Therapeutics, Inc. changed its method of accounting for revenue recognition effective January 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trius Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2012

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,381	$14,515
Short-term investments, available-for-sale	47,762	30,823
Accounts receivable	4,272	1,832
Prepaid expenses and other current assets	3,272	1,389

Total current assets	66,687	48,559
Property and equipment, net	1,037	701
Restricted cash	150	0
Other assets	251	240

Total assets	$68,125	$49,500

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,774	$2,147
Accrued liabilities	6,959	1,661
Common stock warrant liability	7,124	—
Current portion of deferred revenue	377	—

Total current liabilities	18,234	3,808
Deferred revenue	—	238
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2011 and December 31, 2010; no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2011 and December 31, 2010; 28,663,548 and 23,648,646 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	145,272	122,593
Accumulated other comprehensive income	7	—
Accumulated deficit	(95,392)	(77,142)

Total stockholders’ equity	49,891	45,454

Total liabilities and stockholders’ equity	$68,125	$49,500

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Contract research	$12,086	$8,032	$4,980
Collaborations	3,217	—	36
License	25,708	—	—

Total revenues	41,011	8,032	5,016
Operating expenses:
Research and development	49,503	23,320	23,049
General and administrative	11,339	5,406	4,134

Total operating expenses	60,842	28,726	27,183

Loss from operations	(19,831)	(20,694)	(22,167)
Other income (expense):
Interest income	21	8	36
Interest expense	—	(3,889)	(284)
Fair value adjustment of stock warrant liability	1,558	467	(245)
Other income (expense)	2	245	(21)

Total other income (expense)	1,581	(3,169)	(514)

Net loss	(18,250)	(23,863)	(22,681)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	(18)	(28)

Net loss attributable to common stockholders	$(18,250)	$(23,881)	$(22,709)

Net loss per share, basic and diluted	$(0.69)	$(2.36)	$(31.11)

Weighted-average shares outstanding, basic and diluted	26,517	10,099	730

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	1,454,545	$729	36,363,641	$19,917	30,500,000	$30,408	949,502	$1	$593	$12	$(30,552)	$(29,946)
Components of comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,681)	(22,681)

Comprehensive loss												(22,693)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	18,728	—	23	—	—	23
Early exercise of common stock subject to repurchase	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	51	—	—	51
Share-based compensation	—	—	—	—	—	—	—	—	1,099	—	—	1,099
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	—	13	—	15	—	—	—	—	(28)	(28)

Balance at December 31, 2009	1,454,545	$729	36,363,641	$19,930	30,500,000	$30,423	968,230	$1	$1,763	$—	$(53,261)	$(51,497)

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(23,863)	(23,864)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	10,000,000	1	45,056	—	—	45,057
Issuance of common stock upon exercise of options	—	—	—	—	—	—	60,858	—	60	—	—	60
Issuance of stock under employee stock purchase plan							34,165	—	98	—	—	98
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	52	—	—	52
Repurchase of unvested common stock	—	—	—	—	—	—	(1,793)	—	(1)	—	—	(1)
Share-based compensation	—	—	—	—	—	—	—	—	1,056	—	—	1,056
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	—	8	—	9	—	—	—	—	(18)	(17)
Conversion of notes payable to common stock upon initial public offering	—	—	—	—	—	—	4,643,227	—	23,216	—	—	23,216
Conversion of preferred stock to common stock upon initial public offering	(1,454,545)	(729)	(36,363,641)	(19,938)	(30,500,000)	(30,432)	7,943,959	1	51,099	—	—	51,100
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	—	—	194	—	—	194

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	—	$—	—	$—	23,648,646	$3	$122,593	$—	$(77,142)	$45,454

Components of comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	—	(18,250)	(18,250)

Comprehensive loss												(18,243)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	4,750,000	1	28,013	—	—	28,014
Common stock warrants issued in connection with private placement of common stock recorded as a liability	—	—	—	—	—	—	—	—	(8,682)	—	—	(8,682)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	70,180	—	83	—	—	83
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	21,560	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—	173,162	—	551	—	—	551
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	29	—	—	29
Share-based compensation	—	—	—	—	—	—	—	—	2,685	—	—	2,685

Balance at December 31, 2011	—	—	—	—	—	—	28,663,548	4	145,272	7	95,392	49,891

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(18,250)	$(23,863)	$(22,681)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	497	386	694
Share-based compensation	2,685	1,056	1,099
(Gain) loss on fair value adjustment of stock warrant liability	(1,558)	(467)	245
Amortization of debt issuance costs	—	—	11
Amortization of investment premiums	625	136	197
Loss on disposal of equipment	—	—	9
Interest accrual on convertible notes payable	—	912	238
Non-cash charge on conversion of convertible notes payable	—	2,902	—
Deferred revenue	139	72	128
Changes in operating assets and liabilities:
Accounts receivable	(2,440)	(1,144)	(31)
Prepaid expenses and other current assets	(1,883)	(921)	24
Accounts payable	1,627	1,538	198
Accrued liabilities	5,327	827	(733)
Other assets	(11)	(151)	(70)

Net cash used in operating activities	(13,242)	(18,717)	(20,672)
Investing activities
Purchases of short-term investments	(64,589)	(30,957)	(3,559)
Sales and maturities of short-term investments	47,033	—	10,500
Change in restricted cash	(150)	—	—
Purchases of property and equipment	(833)	(593)	(160)

Net cash (used in) provided by investing activities	(18,539)	(31,550)	6,781
Financing activities
Proceeds from issuance of common stock and warrants, net of underwriting discounts	28,013	48,350	—
Public offering costs	—	(1,915)	(1,378)
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	634	159	23
Proceeds from debt financing	—	—	19,163
Payments on capital lease obligation	—	(70)	(169)
Repurchase of common stock	—	(1)	—

Net cash provided by financing activities	28,647	46,523	17,639

Net increase (decrease) in cash and cash equivalents	(3,134)	(3,744)	3,748
Cash and cash equivalents at beginning of period	14,515	18,259	14,511

Cash and cash equivalents at end of period	$11,381	$14,515	$18,259

Supplemental cash flow information
Cash paid for interest	$—	$2	$18
Non-cash Investing and Financing Activities
Conversion of convertible notes payable and accrued interest thereon into common stock	$—	$20,314	—
Conversion of convertible preferred stock and convertible redeemable preferred stock into common stock	$—	$51,100	—
Reclassification of warrant liability to additional paid-in capital	$—	$194	—
Deferred Initial Public Offering costs incurred in 2009 and reclassified to equity	$—	$1,378	—

See accompanying notes.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Trius Therapeutics, Inc., or the Company, is a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life-threatening infections. The Company was originally incorporated in California in June 2004 as RexC Pharmaceuticals, Inc. and changed its name to Rx3 Pharmaceuticals, Inc. in September 2004. In February 2007, the Company changed its name to Trius Therapeutics, Inc. and reincorporated in Delaware in December 2007.

Initial Public Offering

On August 6, 2010, the Company completed its Initial Public Offering, or IPO, of common stock pursuant to a Registration Statement that was declared effective on August 2, 2010. In the IPO, the Company sold 10,000,000 shares of its common stock, at a price of $5.00 per share. As a result of the IPO, the Company raised a total of $45.1 million in net proceeds after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $3.3 million.

Upon the closing of the IPO, 1,454,545 shares of the Company’s convertible preferred stock and 66,863,641 shares of the Company’s redeemable convertible preferred stock automatically converted into a total of 7,943,959 shares of the Company’s common stock. Also upon the closing of the IPO, $19.2 million of secured convertible notes, including accrued interest thereon, converted into 4,643,227 shares of the Company’s common stock, a non-cash charge of $2.9 million related to such conversion was recorded, and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

Private Placement

On May 31, 2011, the Company closed a private placement, or Private Placement, transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. As a result of the Private Placement, the Company raised a total of $28.0 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and offering expenses of $0.3 million.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to current presentations. The adjustment of the fair value of the Company’s warrant liability during the years ended December 31, 2010 and 2009 has been reclassified from other income (expense) in the Statements of Operations to a separate line item to be consistent with financial statement presentation at December 31, 2011.

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

Accounts Receivable

Accounts receivable at December 31, 2011 represent amounts due under the Company’s Collaboration and License Agreement with Bayer Pharma AG, or the Bayer Agreement, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. Accounts receivable at December 31, 2010 represent amounts due from NIAID and DTRA. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period are not billed to customers and collaborators until third party invoices have been received or until internal costs have been paid.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through December 31, 2011.

Restricted Cash

The Company’s corporate credit card arrangement requires that the Company maintain a deposit of $150,000 with the issuer of credit cards. This security deposit is maintained in an interest bearing certificate of deposit and is recorded as restricted cash on the Balance Sheet.

Preferred Stock Warrant Liability and Common Stock Warrants

Warrants to purchase the Company’s convertible preferred stock were classified as liabilities and, through the date of the IPO, were recorded at estimated fair value with changes in market value recorded separately within other income (expense). Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The fair value of the preferred stock warrants was estimated on the date of the IPO and recorded to additional paid-in capital upon conversion to common stock warrants. The Company reassessed the accounting treatment for the warrants as of the IPO date and deemed that accounting for the warrants within additional paid-in capital was appropriate.

The Company evaluated the accounting treatment for the warrants to purchase the Company’s common stock that were issued in connection with the Private Placement and determined that liability classification was appropriate. The warrants are classified as a liability and are marked to estimated fair value at each reporting date with changes in estimated fair value recorded separately within other income (expense).

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

Effective January 1, 2011, the Company changed its revenue recognition methodology for agreements entered into with multiple elements to adopt the provisions of Accounting Standards Update 2009-13 which codified modifications to Accounting Standards Codification 605-25 Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”). As a result of this change in accounting principle, consideration received from multiple-element arrangements is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable. The adoption of this revenue recognition methodology did not have a material impact on historical periods and is expected to have a material impact on future periods.

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

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement. Revenues from milestone payments may be considered separable from funding for development and regulatory services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they are determined to be substantive milestones. Milestones do not include events that occur solely upon the passage of time or as a result of a counterparty’s performance.

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

With respect to revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with federal contracts, where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the Statements of Operations.

Research and Development Expenses

Research and development expenses include related salaries, benefits, license fees paid to third parties for use of their intellectual property, share-based compensation, costs to third-party contractors to perform research, conduct clinical trials and develop drug materials, research supplies, associated overhead expenses and facilities costs. Research and development costs are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Share-Based Compensation

The Company accounts for share-based compensation by measuring and recognizing compensation expense for all share-based payments made to employees and directors based on estimated grant date fair values. The Company allocates compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Comprehensive Income (Loss)

Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive loss consisted of the net loss and unrealized gains and losses on the changes in fair value of investments and is reported in the statements of stockholders’ equity (deficit).

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at December 31, 2011 and 2010. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(18,250)	$(23,881)	$(22,709)
Denominator
Weighted-average common shares outstanding	26,536	10,186	953
Less: Weighted-average shares subject to repurchase	(19)	(87)	(223)

Denominator for basic and diluted net loss per share	26,517	10,099	730

Basic and diluted net loss per share	$(0.69)	$(2.36)	$(31.11)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	December 31,
	2011	2010	2009
Preferred stock	—	—	7,943,959
Common stock warrants	1,678,884	66,075	—
Preferred stock warrants	—	—	66,075
Common stock subject to repurchase	3,341	47,851	136,577
Common stock options	2,550,589	1,992,078	974,175

	4,232,814	2,106,004	9,120,786

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income (Topic 220). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new U.S. GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The Company does not expect the amendment to U.S. GAAP to have a material impact on its results of operations, cash flows, and financial position.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. This ASU defers certain provisions of ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which comprehensive income is presented for both interim and annual periods. This requirement is indefinitely deferred by this ASU and will be further deliberated by the FASB at a future date. The new ASU is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, the same as that for the unaffected provisions of ASU 2011-05. The Company does not expect the amendments in this ASU to have a material impact on its results of operations, cash flows, and financial position.

Note 2. Significant Agreements and Contracts

License Agreements

In January 2007, the Company entered into a license agreement whereby the Company acquired the rights to certain proprietary materials and information related to DA-7128 (now known as tedizolid phosphate) from Dong-A Pharmaceuticals. As consideration for the license, the Company paid an up-front non-refundable, non-creditable payment of $500,000 in February 2007. The Company also paid $700,000 in December 2007, $500,000 in September 2008 and $2.5 million in November 2009 related to milestones under the license agreement. The Company recorded the payments as research and development expense. The agreement requires future payments of up to an aggregate of $13.0 million between completion of Phase 2 and registration of the product in various regions. The agreement terminates upon the expiration of the last royalty term for a licensed product. Either party may terminate the agreement upon 90 days’ prior written notice to the other upon or after a material, uncured default by the other party. The Company may terminate the agreement by sending Dong-A Pharmaceuticals 90 days’ advance written notice where the Company decides to discontinue development or commercialization of products for any reason. Dong-A Pharmaceuticals may terminate the agreement by sending 90 days’ advance written notice to the Company in the event that the Company fails to meet specified development and commercialization efforts within specified time periods.

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This is a cost reimbursement contract with total payments of up to $27.7 million. The Company recognizes revenues under this contract as the services are performed. The Company recorded revenues under this contract of $7.1 million, $6.3 million, and $5.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. NIAID can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2011, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with NIAID at December 31, 2011 and 2010 were $644,000 and $398,000, respectively. Unbilled receivables were $994,000 and $931,000 at December 31, 2011 and 2010, respectively.

In April 2010, the Company entered into a four and one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. This is a cost-plus-fixed-fee contract with total payments of up to $29.5 million. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $4.3 million and $1.7 million for the years ended December 31, 2011 and 2010. DTRA can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and DTRA must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2011, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. There were no billed receivables due under the Company’s contract with DTRA at December 31, 2011 and 2010. Unbilled receivables were $795,000 and $503,000 at December 31, 2011 and 2010, respectively.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract with total payments of up to $3.0 million which the Company may receive over three years in support of its development efforts. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $0.7 million for the year ended December 31, 2011. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2011, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with LLNL at December 31, 2011 were $81,000. Unbilled receivables were $154,000 at December 31, 2011.

Collaborations

In July 2011, the Company entered into the Bayer Agreement with Bayer which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $28.9 million for the year ended December 31, 2011.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at December 31, 2011 and 2010 consist of the following (in thousands):

	December 31, 2011	December 31, 2010
U.S. Treasury securities	$47,762	$30,823

Total available-for-sale investments	$47,762	$30,823

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2011
U.S. Treasury securities with unrealized gains	$30,175	$9	$—	$30,184
U.S. Treasury securities with unrealized losses	17,580	—	(2)	17,578

Total available-for-sale securities	$47,755	$9	$(2)	$47,762

December 31, 2010
U.S. Treasury securities with unrealized gains	$18,351	$2	$—	$18,353
U.S. Treasury securities with unrealized losses	12,472	—	(2)	12,470

Total available-for-sale securities	$30,823	$2	$(2)	$30,823

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The eighteen securities in unrealized loss positions have been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be at maturity.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at December 31, 2011 and December 31, 2010 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2011
U.S. Treasury securities	$47,755	$47,762	$—	$—

Total available-for-sale securities	$47,755	$47,762	$—	$—

December 31, 2010
U.S. Treasury securities	$30,823	$30,823	$—	$—

Total available-for-sale securities	$30,823	$30,823	$—	$—

The proceeds from sales of available-for-sale securities during the year ended December 31, 2011 were $3.3 million and resulted in realized gains of less than $1,000. There were no sales of available-for-sale securities during the years ended December 31, 2010 or 2009.

Note 4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and long-term warrant liabilities related to warrants to purchase common stock. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value as of December 31, 2011 and 2010 are classified below based on the three fair value hierarchy tiers described above (in thousands):

	Total	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2011
Assets:
Money Market funds, included in cash equivalents	$4,587	$4,587	$—	$—
U.S. Treasury securities, included in cash equivalents(1)(2)	850	—	850	—
U.S. Treasury securities, available-for-sale(2)	47,762	—	47,762	—

Total	$53,199	$4,587	$48,612	$—

Liabilities:
Common stock warrant liability	7,124	—	—	7,124

Total	$7,124	$—	$—	$7,124

December 31, 2010
Assets:
Money Market funds, included in cash equivalents	$4,039	$4,039	$—	$—
U.S. Treasury securities, included in cash equivalents(1)(2)	9,500	—	9,500	—
U.S. Treasury securities, available-for-sale(2)	30,823	—	30,823	—

Total	$44,362	$4,039	$40,323	$—

(1)	U.S. Treasury securities were classified as cash equivalents because the securities were scheduled to mature less than 90 days from the purchase dates.

(2)

During 2011, the Company changed how it categorizes amounts within the fair value hierarchy and thus, the amounts now reported as Level 2 fair value instruments at December 31, 2010 were previously shown as Level 1 and have been reclassified.

The fair value of preferred stock and common stock warrant liabilities was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the preferred stock and common stock warrant liabilities measured at fair value using significant unobservable Level 3 inputs during the years ended December 31, 2011 and 2010.

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Liability-classified Common Stock Warrants	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Liability-classified Preferred Stock Warrants
	(In thousands)	(In thousands)
Fair value at December 31, 2009	$—	$661
Changes in fair value recognized in earnings	—	(467)
Estimated fair value at August 6, 2010 recorded to additional paid-in capital	—	(194)

Fair value at December 31, 2010	—	—
Estimated fair value at May 31, 2011	8,682	—
Changes in fair value recognized in earnings	(1,558)	—

Fair value at December 31, 2011	$7,124	$—

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants were to decrease by 10%, the liability would have decreased approximately $0.8 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.7 million. These changes would have been recognized in the related component of other income (expense) in the Statement of Operations.

The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. Prior to conversion to common stock warrants, the changes in the fair value of the preferred stock warrants were recognized as a separate component within other income (expense) in the Statement of Operations.

Note 5. Property and Equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Laboratory equipment	$1,784	$1,431
Furniture and fixtures	92	92
Office and computer equipment	415	392
Software	245	120
Leasehold improvements	744	457

	3,280	2,492
Less accumulated depreciation and amortization	(2,243)	(1,791)

Property and equipment, net	$1,037	$701

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense was $497,000, $386,000, and $694,000, respectively.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Accrued payroll and employee-related costs	$2,177	$469
Accrued research and development costs	4,350	883
Other accrued liabilities	432	309

Total	$6,959	$1,661

Note 7. Preferred and Common Stock Warrants

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

The preferred stock warrants were accounted for as a liability and recorded at fair value with increases or decreases in the fair value of such warrants recorded separately within other income (expense) in the Statement of Operations. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. The fair value of the preferred stock warrants increased by approximately $246,000 during the twelve months ended December 31, 2009 and decreased by approximately $467,000 prior to their reclassification to additional paid-in capital on August 6, 2010.

Liability-classified warrants

In connection with the Private Placement that closed on May 31, 2011, the Company issued warrants to purchase 1,662,500 shares of common stock at $8.50 per share. These warrants became exercisable on November 27, 2011 and expire five years thereafter. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded as other income (expense) in the Statement of Operations. The fair value of the warrants decreased by approximately $1.6 million after initial recognition on May 31, 2011 due primarily to a decline in the Company’s stock price from the time the warrants were issued. The warrants have been recorded at an estimated fair value of $7.1 million at December 31, 2011.

The determination that the warrants should be recorded as a liability is due to the fact that the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange. The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a Delisting.

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

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company could ultimately pay amounts to settle the warrant under the net cash settlement value that are significantly different than the carrying value of the liability in the financial statements. The Company will continue to classify the estimated fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Warrants Exercised and Outstanding

During the year ended December 31, 2011, 49,691 equity-classified warrants were net exercised resulting in the issuance of 21,560 shares of common stock. No warrants were exercised during the year ended December 31, 2010. At December 31, 2011, there are 1,678,884 common stock warrants outstanding all of which are exercisable. The common stock warrants outstanding will expire between three years and five years from December 31, 2011 and have a weighted average exercise price of $8.46. At December 31, 2010, there were 66,075 common stock warrants outstanding and exercisable with a weighted average exercise price of $4.73.

The fair values of the liability-classified common stock warrants and preferred stock warrants were estimated using the Black-Scholes option pricing model based on the following assumptions:

	Common Stock Warrants	Preferred Stock Warrants
	December 31, 2011	August 6, 2010	December 31, 2009	December 31, 2008
Expected volatility	80%	70%	70%	66%
Expected term (in years)	4.9	1.4-6.9	2.0-8.0	3.0-9.0
Risk-free interest rate	0.83%	0.25%-2.21%	2.54%	2.25%
Expected dividend yield	0%	0%	0%	0%

Note 8. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes, or the 2009 Notes, in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes, including interest thereon, were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recorded a beneficial conversion charge of $2.9 million related to the conversion of the 2009 Notes at a discount to the IPO price. There was $912,000 and $238,000 of interest expense incurred related to the 2009 Notes for the years ended December 31, 2010 and 2009, respectively. There was no interest expense related to the 2009 Notes for the year ended December 31, 2011 due to the conversion of the 2009 Notes to common stock upon the Company’s IPO in August 2010.

Note 9. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	December 31, 2011	December 31, 2010
Common stock warrants	1,678,884	66,075
Shares available for purchase under the 2010 Employee Stock Purchase Plan	529,159	465,835
Common stock options outstanding	2,550,589	1,992,078
Common stock options available for future grant	1,770,844	1,666,076

Total common shares reserved for issuance	6,529,476	4,190,064

Note 10. Share-based Compensation

During 2006, the Company adopted an equity compensation plan, the 2006 Equity Incentive Plan, or the 2006 Plan, for eligible employees, officers, directors, advisors and consultants. The 2006 Plan provided for the grant of up to 1,588,495 incentive and nonstatutory stock options. The terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the 2006 Plan. Options granted by the Company under the 2006 Plan generally vest over four years and are exercisable after they have been granted and up to ten years from the date of grant. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. If an optionholder exercises an option prior to the vesting of such option, the Company has the right, in the event of termination of services, to repurchase unvested shares issued under the 2006 Plan at the original issue price. In connection with the IPO, the 2010 Equity Incentive Plan, or the 2010 Plan, the 2010 Non-Employee Directors’ Stock Option Plan, or the 2010 Directors’ Plan, and the 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, became effective immediately upon the signing of the underwriting agreement for the IPO.

2010 Plan. The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2010 Plan is 2,400,000 shares, plus the shares that remained available for future issuance under the 2006 Plan as of the effective date of the 2010 Plan. In addition, the number of shares of common stock reserved for issuance will automatically increase (i) on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 800,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options granted under the 2006 Plan that were outstanding as of the effective date of the 2010 Plan that are forfeited or expire after the effective date of the 2010 Plan. On January 1, 2011, an increase of 709,459 shares to the 2010 Plan share reserve was authorized by the Company’s board of directors. As of December 31, 2011, there were 1,584,844 shares available for future grants under the 2010 Plan.

2010 Directors’ Plan. The 2010 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to the Company’s non-employee directors and will terminate at the discretion of the Company’s board of directors. The exercise price of the options granted under the 2010 Directors’ Plan will be equal to 100% of the fair market value of the Company’s common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options can be up to ten years. An aggregate of 300,000 shares of the Company’s common stock was initially reserved for issuance under the 2010 Directors’ Plan. This amount will be increased annually on January 1, from 2011 until 2020, by the lesser of the aggregate number of shares of the Company’s common stock subject to options granted as initial grants and annual grants under the 2010 Directors’ Plan during the immediately preceding year or 150,000 shares. However, the Company’s board of directors will have the authority to designate a lesser number of shares by which the authorized number of shares of the Company’s common stock will be increased. On January 1, 2011, an increase of 24,000 shares to the 2010 Directors’ Plan share reserve was authorized by the Company’s board of directors. As of December 31, 2011, there were 186,000 shares available for future grants under the 2010 Directors’ Plan.

2010 Purchase Plan. The 2010 Purchase Plan authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. An aggregate of 500,000 shares of the Company’s common stock was initially reserved for issuance under the 2010 Purchase Plan and was increased by 236,486 on January 1, 2011. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by the Company’s board of directors that is less than (a) or (b). The 2010 Purchase Plan is implemented through a series of offerings of purchase rights to eligible employees. Under the 2010 Purchase Plan, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the 2010 Purchase Plan and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the 2010 Purchase Plan. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the 2010 Purchase Plan at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2011, there were 529,159 shares available for future sale under the 2010 Purchase Plan.

The Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s Balance Sheets. As of December 31, 2011 and 2010, there were 3,341 and 47,851 unvested shares of the Company’s common stock outstanding, respectively, for which related liabilities of $4,000 and $32,000, respectively were recorded.

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	767,721	$1.03
Granted	260,602	$2.32
Exercised	(18,728)	$1.23		$113
Canceled	(35,417)	$1.29

Options outstanding at December 31, 2009	974,178	$1.36	8.36	$6,048
Granted	1,084,122	$3.61
Exercised	(60,858)	$0.99		$174
Canceled	(5,364)	$1.24

Options outstanding at December 31, 2010	1,992,078	$2.60	8.69	$2,412
Granted	641,000	$6.58
Exercised	(70,180)	$1.19		$374
Canceled	(12,309)	$3.72

Options outstanding at December 31, 2011	2,550,589	$3.63	8.15	$9,247

Options vested or expected to vest at December 31, 2011	2,543,539	$3.63	8.12	$9,232

Options exercisable at December 31, 2011	1,315,031	$2.47	7.36	$6,223

At December 31, 2011 and December 31, 2010, there was approximately $3.8 million and $3.2 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.79 and 2.84 years, respectively.

The Company received cash from the exercise of stock options of $83,000, $60,000 and $23,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share-weighted average fair value of stock options granted to employees during the years ended December 31, 2011, 2010 and 2009 was $4.26, $2.29, and $5.76, respectively.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	75%	70%	67%
Expected term (in years)	5.27-6.08	5.77-6.25	4.96-6.10
Risk-free interest rate	1.02%-2.71%	1.41%-1.70%	1.70%-2.79%
Expected dividend yield	0%	0%	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and is remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. The Company granted 5,000 and 1,500 stock options to non-employees during the years ended December 31, 2011 and 2010.

In connection with non-employee options, the Company recognized expense of less than $1,000, $22,000, and $120,000 during the years ended December 31, 2011, 2010, and 2009 respectively.

Share-based Compensation Summary. Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Purchase Plan and has been reported in the Company’s statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$1,283	$437	$461
General and administrative	1,402	619	638

Total	$2,685	$1,056	$1,099

Since the Company had a net operating loss carryforward as of December 31, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the years ended December 31, 2011, 2010 and 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 11. Revenue Recognition Under Multiple Element Arrangements

In July 2011, the Company entered into the Bayer Agreement which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phospate in the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

Pursuant to the accounting guidance under ASC 605-25, which governs revenue recognition for multiple element arrangements, the Company has evaluated the two material non-contingent deliverables under the Agreement and determined that each meets the criteria for separation and therefore both will be treated as separate units of accounting, as follows:

•	The License (“License”) to develop and commercialize tedizolid in the Bayer Licensed Territory; and

•	Certain Global Development Plan Services (“Global Development Plan Services”) which will be conducted by the Company through an expected date of December 2017.

The Bayer Agreement requires that the Company manufacture and supply bulk drug product for commercial use for up to five years from the first commercial sale of tedizolid phosphate in the Bayer Licensed Territory. Since these manufacturing efforts are contingent upon regulatory approvals for commercialization and there were no firm orders for commercial supply at or near the execution of the agreement, this obligation is deemed a contingent deliverable and was not valued at the inception of the arrangement.

The Company allocated the estimated arrangement consideration based on the percentage of the relative selling price of each unit of accounting. The Company estimated the selling price of the License using the relief from royalty method income approach. The assumptions were based on the estimated after-tax income related to a hypothetical license agreement with a third-party pharmaceutical partner company, which would jointly develop tedizolid phosphate with the Company and hold the rights outside of the U.S., the European Union and Canada. The significant inputs used to determine the selling price were estimates of product sales in the licensed territory, the royalties to be received by the Company from these sales, contractual milestone payments to be received by the Company, total expenses expected to be incurred by the Company, the Company’s income tax rate in future years, and the discount rate used to discount the cash flows to their present values. If the Company’s best estimate of the selling price of the License had been less than the estimate made at the time of initial assessment, then less of the arrangement consideration would have been allocated to the License, while an equal amount would have been added to the value of the Global Development Plan Services. If the allocated amount to the License had been less than the upfront payment, then that difference would not be recorded immediately but would be deferred until the future periods over which the Global Development Plan Services were performed. Assuming a constant selling price for the Global Development Plan Services, if there was an assumed 10% decrease in the estimated selling price of the License, or approximately $2.9 million, the Company determined that this change in estimated selling price would have reduced the allocation of the initial arrangement consideration allocated to the License agreement by about $1.6 million.

The Company estimated the selling prices of the Global Development Plan Services using estimated development costs, which consist primarily of costs to be paid to third parties. The significant assumptions and inputs include estimated timeframes to NDA approval, the number of internal hours to be spent performing these services, the estimated number of studies to be performed, the estimated number of patients to be included in the studies, the costs of Clinical Research Organizations helping to conduct the studies, the estimated patient costs in conducting the studies, the estimated cost of drug product, the estimated regulatory costs of preparing NDA filings, and the estimated milestone payments to Dong-A, from whom the Company licensed tedizolid phosphate. If the selling price of the Global Development Plan Services were to increase, then more of the expected arrangement consideration would be allocated to the Global Development Plan Services, and an equal amount would be deducted from the License. Assuming a constant estimated selling price for the License and a 10% increase in the estimated selling price of the Global Development Plan Services, or approximately $4.5 million, then the Company would have allocated an additional $1.4 million of the initial arrangement consideration to the global development services, which would have been recorded over the period of performance of such services.

The Company recorded $25.7 million as License revenues during the year ended December 31, 2011. At contract inception, it was determined that approximately $24.9 million of the expected arrangement consideration was allocable to the License. Since the delivery of the License occurred upon the execution of the Bayer Agreement and there was no general right of return, approximately $24.9 million of the $25.0 million upfront payment was allocated to the License and was recorded as License revenues at the inception of the agreement Bayer agreement.

In September 2011, the Company dosed its first patient in its second global Phase 3 study of tedizolid phosphate for the treatment of ABSSSI. This event triggered a $2.0 million payment to the Company under the Bayer Agreement. The Company reallocated the new expected arrangement consideration and added $0.8 million to the License and $1.2 million to the Global Development Plan Services. In the third quarter of 2011, $0.8 million was recognized as License revenues and $1.2 million was recognized as Collaboration revenues.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. From inception of the contract through December 31, 2011, the Company provided certain Global Development Plan Services to Bayer. Under the agreement, the Company is entitled to bill Bayer for certain costs associated with the performance of these services. At December 31, 2011, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services from inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services for the remainder of the collaboration. This updated percentage of completion was then multiplied by the updated expected arrangement consideration to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the year ended December 31, 2011, the Company recognized $3.0 million in Collaboration revenues related to Global Development Plan Services.

Revenues recognized in the Statement of Operations related to the Bayer Agreement were as follows (in thousands):

	Year Ended December 31,
	2011	2010
License	$25,708	$—
Collaborations	3,217	—

Total	$28,925	$—

Development expenses incurred by Trius that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, Trius may perform services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statement of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as Collaboration revenues in the period the services are performed. Collaboration revenues recognized for the performance of Bayer Licensed Territory Services during the year ended December 31, 2011 consisted of $26,000 in contract research and $220,000 of intellectual property support fees.

The Company may receive up to $69.1 million upon the achievement of certain development, regulatory and commercial events. Approximately $34.1 million of the future payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based upon its efforts. In September 2011, the Company earned $2.0 million of this total for dosing the first patient in its second Phase 3 clinical trial of tedizolid phosphate. In January 2012, the Company earned an additional $5.0 million for the successful completion of its first Phase 3 trial. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of Bayer.

Bayer has the ability to terminate the Bayer Agreement in its entirety by providing at least six months notice to the Company within the first two years of the Agreement. After two years, Bayer must provide at least 90 days notice. In addition, Bayer has the right to terminate the Agreement within 30 days of determining that either of the Company’s two ongoing Phase 3 clinical trials of tedizolid phosphate for the treatment of ABSSSI has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid phosphate.

Note 12. Income Taxes

The Company adopted the accounting guidance related to accounting for uncertainty in income taxes on January 1, 2008, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Upon implementation of the new guidance, the Company had no unrecognized tax benefits. As of December 31, 2011 and 2010, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets are shown below (in thousands). A valuation allowance has been established to offset the deferred tax assets as realization of such assets has not met the more-likely-than-not threshold.

	Year Ended December 31,
	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$7,480	$5,089
Research tax credits	4,497	2,935
Capitalized research costs	26,157	21,741
Other, net	942	462

Total Deferred Tax Assets	39,076	30,227
Deferred Tax Liabilities	—	—

Net deferred tax assets	39,076	30,227
Valuation allowance	(39,076)	(30,227)

Net Deferred Tax Assets	$—	$—

The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the Statements of Operations for the years ended December 31, 2011, 2010 or 2009.

At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $18.9 million, of which $749,000 are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, and will expire unused and the remaining federal net operating losses will begin to expire in 2025 unless previously utilized. The Company has California net operating loss carryforwards of approximately $20.0 million, of which $785,000 are subject to limitation under IRC Section 382 and will expire unused and the remaining California net operating losses will begin to expire in 2015 unless previously utilized. Included in these amounts are federal and California net operating losses of approximately $47,000 attributable to stock option deductions of which the tax benefit will be credited to equity when realized. The Company also has federal research tax credit carryforwards of approximately $4.0 million, of which $34,000 are subject to IRC Section 382 and will expire unused and the remaining federal research tax credit carryforwards will begin to expire in 2027. The Company also has California research tax credit carryforwards of approximately $2.0 million, which do not expire. Additional limitations may arise if the Company experiences an ownership change in subsequent years.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2011	2010	2009
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefits	9.9	7.1	5.6
Permanent differences	(0.4)	(10.0)	(1.6)
Credits	5.0	10.4	0.0
Change in valuation allowance	(48.5)	(41.5)	(38.0)

Effective tax rate	0.0%	0.0%	0.0%

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets. The Company’s valuation allowance increased approximately $8.8 million, $10.0 million and $8.6 million in 2011, 2010 and 2009, respectively, primarily due to net operating losses incurred during these periods. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Gross unrecognized tax benefits at the beginning of the year	$570	$—	$—
Increases related to current year tax positions	334	570	—
Decreases related to prior year tax positions	—	—	—
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$904	$570	$—

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2011, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Note 13. Commitments

In June 2011, the Company amended its facility lease to expand its premises and extend the term of the lease to June 30, 2013. The Company accounts for this lease as an operating lease. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. The Company’s amended lease includes options to extend the term for up to 12 additional months beyond the current termination date and contains a 4% annual escalation provision. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $607,000, $451,000 and $418,000, respectively. As of December 31, 2011, the total future minimum payments under the Company’s operating leases were as follows (in thousands):

2012	$652
2013	337
Thereafter	—

Total	$989

Note 14. Subsequent Events

The Company earned a $5.0 million milestone under its collaboration and license agreement with Bayer in January 2012. The milestone payment was earned as a result of the achievement of all efficacy and safety objectives in the Company’s first Phase 3 clinical trial of tedizolid phosphate.

In January 2012, the Company completed a public offering of common stock in which it sold 9,890,000 million shares of its common stock at an offering price of $5.25 per share. The Company raised approximately $48.4 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.4 million.

Note 15. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2011 and 2010 (unaudited, in thousands, except for loss per share data):

	Quarter Ended				Year Ended December 31
	Mar 31	Jun 30	Sep 30	Dec 31
2011
Revenues	$2,715	$2,859	$30,436	$5,001	$41,011
Operating expenses	12,784	12,854	18,634	16,570	60,842
Net income (loss) attributable to common stockholders	(10,062)	(9,988)	14,311	(12,511)	(18,250)
Net income (loss) per share:
Basic	$(0.43)	$(0.40)	$0.50	$(0.44)	$(0.69)
Diluted	$(0.43)	$(0.40)	$0.49	$(0.44)	$(0.69)
Shares used in the calculation of net income (loss) per share:
Basic	23,613	25,255	28,527	28,597	26,517
Diluted	23,613	25,255	29,477	28,597	26,517

2010
Revenues	$1,486	$2,084	$1,940	$2,522	$8,032
Operating expenses	5,362	4,505	7,335	11,524	28,726
Net loss attributable to common stockholders	(4,283)	(2,348)	(8,500)	(8,750)	(23,881)
Net loss per share:
Basic and diluted	$(5.08)	$(2.69)	$(0.57)	$(0.37)	$(2.36)
Shares used in the calculation of net loss per share
Basic and diluted	843	872	14,834	23,544	10,099

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2011, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trius Therapeutics, Inc.

We have audited Trius Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trius Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trius Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Trius Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of Trius Therapeutics, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2012

ITEM 9B.	OTHER INFORMATION

2012 Executive Officer Base Salary and Stock Option Grants

On March 8, 2012, our Board of Directors, based on the recommendation of our Compensation Committee, approved increases in base salary and the grant of additional stock options for our executive officers. The increases in base salary are effective as of March 1, 2012. The following table sets forth 2012 base salaries and the number of shares underlying the stock option grants for our executive officers:

Name	Title	2012 Base Salary	Stock Options
Jeffrey Stein, Ph.D.	Chief Executive Officer	$431,000	250,000
Philippe Prokocimer, Ph.D.	Chief Medical Officer	$350,000	90,000
Ken Bartizal, Ph.D.	Chief Development Officer	$305,000	75,000
John P. Schmid	Chief Financial Officer	$305,000	85,000
John Finn, Ph.D.	Chief Scientific Officer	$305,000	95,000
Craig Thompson	Chief Commercial Officer	$305,000	90,000

The stock options described above (i) were granted effective as of March 8, 2012 pursuant to our 2010 Equity Incentive Plan, (ii) terminate ten years after March 8, 2012 or earlier in the event the option holder’s service to us is terminated and (iii) have an exercise price per share equal to $4.80, the closing price of our common stock as reported on the Nasdaq Stock Market on March 8, 2012. Subject to the option holder’s continued service to us, the shares of common stock subject to such stock options vest in equal monthly installments over the four years following the date of grant.

2011 Incentive Cash Bonus Payments

On March 8, 2012, our Board of Directors, based on the recommendation of our Compensation Committee, also approved 2011 incentive cash bonus payments based on an assessment of both corporate and individual performance during 2011. The 2011 cash bonuses approved for each of our executive officers were as follows:

Name	2011 Cash Bonus
Jeffrey Stein, Ph.D.	$175,275
Philippe Prokocimer, Ph.D.	$79,406
Ken Bartizal, Ph.D.	$69,781
John P. Schmid	$79,406
John Finn, Ph.D.	$64,125
Craig Thompson	$83,738

2012 Executive Bonus Plan

On March 8, 2012, our Board of Directors, based on the recommendation of our Compensation Committee, also approved our 2012 Executive Bonus Plan, or 2012 Bonus Plan. Under the 2012 Bonus Plan, our executives are provided with the opportunity to earn bonus payments conditioned upon the achievement of specified corporate and individual goals. Under the 2012 Bonus Plan, each individual is assigned a target bonus opportunity, calculated as a percentage of that individual’s 2012 base salary, based on the person’s role and title in the company. In addition, the payout for all of our officers is calculated based on our achievement of corporate and individual goals during 2012, with each officer being assigned a corporate and individual goal weighting.

Under the 2012 Bonus Plan, the target bonus opportunity as a percentage of 2012 base salary and corporate and individual goal weighting for each of our executive officers is as follows:

Name	Title	Target Bonus	Corporate	Individual
Jeffrey Stein, Ph.D.	Chief Executive Officer	65%	100%	0%
Philippe Prokocimer, Ph.D.	Chief Medical Officer	40%	75%	25%
Ken Bartizal, Ph.D.	Chief Development Officer	40%	75%	25%
John P. Schmid	Chief Financial Officer	40%	75%	25%
John Finn, Ph.D.	Chief Scientific Officer	40%	75%	25%
Craig Thompson	Chief Commercial Officer	40%	75%	25%

On March 8, 2012 our Board of Directors, based on the recommendation of our Compensation Committee, established corporate goals for 2012. For 2012, our corporate goals are a combination of clinical development goals, strategic goals and financial goals.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders to be held within 180 days of December 31, 2011, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to the Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Registrant on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.4(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among the Registrant and certain of its stockholders.

4.5(2)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2+(1)	Amended and Restated 2006 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.3+(1)	2010 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.4+(3)	Amended and Restated 2010 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement there under.

10.5+(1)	2010 Employee Stock Purchase Plan and Form of Offering Document there under.

10.6+(1)	Employment Agreement dated February 1, 2007 between the Registrant and Jeffrey Stein, Ph.D.

10.7+	Offer of Employment dated January 10, 2011 from the Registrant to John Craig Thompson.

10.8+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John Finn, Ph.D.

10.9+(1)	Offer of Employment dated June 15, 2007 from the Registrant to Philippe G. Prokocimer, M.D.

10.10+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John P. Schmid.

10.11+(3)	Trius Therapeutics, Inc. Severance Benefit Plan.

10.12+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.13(1)	Standard Industrial/Commercial Multi-Tenant Lease—Net dated September 7, 2004 between the Registrant and Nancy Ridge Technology Center, L.P., as amended on August 1, 2006, March 14, 2007, September 24, 2007, July 15, 2008 and March 11, 2010.

10.14(4)	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

Exhibit	Description of Document

10.15(5)	Seventh Amendment Dated March 19, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.16(6)	Eighth Amendment Dated June 15, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.17*(1)	License Agreement dated January 31, 2007, by and between the Registrant and Dong-A Pharmaceutical Co., Ltd.

10.18*(3)	Collaboration and License Agreement dated July 26, 2011, by and between the Registrant and Bayer Pharma AG.

10.19*(1)	Contract Award issued by the National Institutes of Health, DHHS, NIAID, DEA and OA, dated September 1, 2008, relating to the development of novel agents for gram-negative biodefense pathogens.

10.20*(1)	Stevenson-Wydler (15 USC 3710) Cooperative Research and Development Agreement dated March 17, 2009, by and between the Registrant and Lawrence Livermore National Security LLC.

10.21*(1)	Contract Award issued by the Defense Threat Reduction Agency/BE-BC, dated April 21, 2010, relating to Broad Spectrum Antibacterial Therapeutics from Marine Natural products.

10.22*(1)	Research Agreement dated May 13, 2010, by and between the Registrant and the Regents of the University of California.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.

(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 12, 2010.
(5)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011.
(6)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trius Therapeutics, Inc.

By:	/S/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 14, 2012

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

Signature	Title	Date
/s/ Jeffrey Stein Jeffrey Stein, Ph.D.	President, CEO and Director (Principal Executive Officer)	March 14, 2012

/s/ John Schmid John Schmid	Chief Financial Officer (Principal Financial Officer)	March 14, 2012

/s/ Michael Morneau Michael Morneau	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2012

/s/ David S. Kabakoff David S. Kabakoff, Ph.D.	Chairman of the Board of Directors	March 14, 2012

/s/ Brian G. Atwood Brian G. Atwood	Director	March 14, 2012

/s/ Karin Eastham Karin Eastham	Director	March 14, 2012

/s/ Nina Kjellson Nina Kjellson	Director	March 14, 2012

Signature	Title	Date

/s/ Brendan O’Leary Brendan O’Leary	Director	March 14, 2012

/s/ Michael Powell Michael Powell, Ph.D.	Director	March 14, 2012

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 14, 2012

/s/ Risa Stack Risa Stack, Ph.D.	Director	March 14, 2012

/s/ Paul Truex Paul Truex	Director	March 14, 2012

EXHIBIT INDEX

Exhibit	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Registrant on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.4(1)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among the Registrant and certain of its stockholders.

4.5(2)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2+(1)	Amended and Restated 2006 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.3+(1)	2010 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.4+(3)	Amended and Restated 2010 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement there under.

10.5+(1)	2010 Employee Stock Purchase Plan and Form of Offering Document there under.

10.6+(1)	Employment Agreement dated February 1, 2007 between the Registrant and Jeffrey Stein, Ph.D.

10.7+	Offer of Employment dated January 10, 2011 from the Registrant to John Craig Thompson.

10.8+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John Finn, Ph.D.

10.9+(1)	Offer of Employment dated June 15, 2007 from the Registrant to Philippe G. Prokocimer, M.D.

10.10+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John P. Schmid.

10.11+(3)	Trius Therapeutics, Inc. Severance Benefit Plan.

10.12+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.13(1)	Standard Industrial/Commercial Multi-Tenant Lease—Net dated September 7, 2004 between the Registrant and Nancy Ridge Technology Center, L.P., as amended on August 1, 2006, March 14, 2007, September 24, 2007, July 15, 2008 and March 11, 2010.

10.14(4)	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.15(5)	Seventh Amendment Dated March 19, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.16(6)	Eighth Amendment Dated June 15, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

Exhibit	Description of Document

10.17*(1)	License Agreement dated January 31, 2007, by and between the Registrant and Dong-A Pharmaceutical Co., Ltd.

10.18*(3)	Collaboration and License Agreement dated July 26, 2011, by and between the Registrant and Bayer Pharma AG.

10.19*(1)	Contract Award issued by the National Institutes of Health, DHHS, NIAID, DEA and OA, dated September 1, 2008, relating to the development of novel agents for gram-negative biodefense pathogens.

10.20*(1)	Stevenson-Wydler (15 USC 3710) Cooperative Research and Development Agreement dated March 17, 2009, by and between the Registrant and Lawrence Livermore National Security LLC.

10.21*(1)	Contract Award issued by the Defense Threat Reduction Agency/BE-BC, dated April 21, 2010, relating to Broad Spectrum Antibacterial Therapeutics from Marine Natural products.

10.22*(1)	Research Agreement dated May 13, 2010, by and between the Registrant and the Regents of the University of California.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 12, 2010.
(5)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011.
(6)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.