Form 10-Q
period 2012-03-31
Trius Therapeutics Inc
filed 2012-05-09
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

6310 Nancy Ridge Drive, Suite 105

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 4, 2012 was 38,670,316.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,813	$11,381
Short-term investments, available-for-sale	85,732	47,762
Accounts receivable	5,524	4,272
Prepaid expenses and other current assets	3,250	3,272

Total current assets	105,319	66,687
Property and equipment, net	1,056	1,037
Restricted cash	150	150
Other assets	25	251

Total assets	$106,550	$68,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,870	$3,774
Accrued liabilities	4,303	6,959
Common stock warrant liability	4,707	7,124
Current portion of deferred revenue	169	377

Total liabilities	15,049	18,234
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2012 and December 31, 2011; 38,668,922 and 28,663,548 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	194,502	145,272
Accumulated other comprehensive income	(10)	7
Accumulated deficit	(102,996)	(95,392)

Total stockholders’ equity	91,501	49,891

Total liabilities and stockholders’ equity	$106,550	$68,125

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Contract research	$3,011	$2,715
Collaborations	4,871	—
License	1,950	—

Total revenues	9,832	2,715
Operating expenses:
Research and development	16,846	10,442
General and administrative	3,004	2,342

Total operating expenses	19,850	12,784

Loss from operations	(10,018)	(10,069)
Other income (expense):
Interest income	—	6
Fair value adjustment of common stock warrant liability	2,417	—
Other income (expense)	(3)	1

Total other income (expense)	2,414	7

Net loss	$(7,604)	$(10,062)

Net loss per share, basic and diluted	$(0.22)	$(0.43)

Weighted-average shares outstanding, basic and diluted	35,195	23,613

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(7,604)	$(10,062)
Unrealized gain (loss) on available-for-sale securities, net	(17)	7

Comprehensive loss	$(7,621)	$(10,055)

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(7,604)	$(10,062)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	160	121
Share-based compensation	699	587
(Gain) loss on fair value adjustment of stock warrant liability	(2,417)	—
Amortization of investment premiums	209	174
Deferred revenue	(207)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,252)	(239)
Prepaid expenses and other current assets	22	220
Accounts payable	2,096	226
Accrued liabilities	(2,655)	875
Other assets	227	(178)

Net cash used in operating activities	(10,722)	(8,276)
Investing activities
Purchases of investments	(52,938)	(4,548)
Sales and maturities of investments	14,743	4,249
Purchases of property and equipment	(180)	(211)

Net cash used in investing activities	(38,375)	(510)
Financing activities
Proceeds from issuance of common stock and warrants, net of offering costs	48,374	—
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	155	26

Net cash provided by financing activities	48,529	26

Net decrease in cash and cash equivalents	(568)	(8,760)
Cash and cash equivalents at beginning of period	11,381	14,515

Cash and cash equivalents at end of period	$10,813	$5,755

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

Public Offering of Common Stock

On January 31, 2012, the Company completed a public offering in which an aggregate of 9,890,000 shares of its common stock were sold at a purchase price of $5.25 per share. The Company raised a total of $48.4 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.4 million.

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

Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Accounts Receivable

Accounts receivable at March 31, 2012 and December 31, 2011 represent amounts due under the Company’s Collaboration and License Agreement with Bayer Pharma AG, or the Bayer Agreement, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Unbilled accounts receivable consist of expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period but have not been billed to its customers and collaborators.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, long-term investments and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through March 31, 2012.

Restricted Cash

The Company’s corporate credit card arrangement requires that the Company maintain a deposit of $150,000 with the issuer of its credit cards. This security deposit is maintained in an interest bearing certificate of deposit and is recorded as restricted cash on the Balance Sheet.

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

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update 2009-13 which codified modifications to Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple Element Arrangements. As a result of this change in accounting principle, consideration received from multiple-element arrangements is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at March 31, 2012 and December 31 2011. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of March 31, 2012, statements of operations for the three months ended March 31, 2012 and 2011, statements of comprehensive loss for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. The December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2012 and 2011 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Historical net loss per share
Numerator
Net loss	$(7,604)	$(10,062)
Denominator
Weighted-average common shares outstanding	35,197	23,654
Less: Weighted-average shares subject to repurchase	(2)	(41)

Denominator for basic and diluted net loss per share	35,195	23,613

Basic and diluted net loss per share	$(0.22)	$(0.43)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	March 31,
	2012	2011
Common stock warrants	1,678,884	66,075
Common stock subject to repurchase	900	27,553
Common stock options	3,654,239	2,155,287

	5,334,023	2,248,915

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income (Topic 220) . This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Effective January 1, 2012, the Company adopted ASU 2011-05.

In May 2011, the FASB issued ASU 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. The Company adopted the amendments on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on the financial statements of the Company.

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

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This is a cost reimbursement contract with total payments of up to $27.7 million. The Company recognizes revenues under this contract as the services are performed. The Company recorded revenues under this contract of $1.6 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively. NIAID can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. As of March 31, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with NIAID at March 31, 2012 and December 31, 2011 were $573,000 and $644,000, respectively. Unbilled receivables were $745,000 and $994,000 at March 31, 2012 and December 31, 2011, respectively. From contract inception through March 31, 2012, the Company has recognized $20.6 million in revenues related to the research performed under the NIAID contract.

In April 2010, the Company entered into a four and one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. This is a cost-plus-fixed-fee contract with total payments of up to $29.5 million. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $1.1 million and $0.8 million for the three months ended March 31, 2012 and 2011. Amounts received in advance of services performed are recorded as deferred revenue until earned. There were no billed receivables due under the Company’s contract with DTRA at March 31, 2011 or December 31, 2011. Unbilled receivables were $502,000 and $795,000 at March 31, 2012 and December 31, 2011, respectively. From contract inception through March 31, 2012, the Company has recognized $7.1 million in revenues related to the research performed under our DTRA contract. DTRA can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and DTRA must pay the Company a final settlement based on eligible expenses incurred under the contract. See Note 10, Subsequent Events, regarding the DTRA decision not to exercise its option to continue funding under the contract beyond July 20, 2012.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract with total payments of up to $3.0 million which the Company may receive over three years in support of its development efforts. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $0.4 million for the three months ended March 31, 2012. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of March 31, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with LLNL at March 31, 2012 and December 31, 2011 were $106,000 and $81,000, respectively. Unbilled receivables were $196,000 and $154,000 at March 31, 2012 and December 31, 2011, respectively. From contract inception through March 31, 2012, the Company has recognized $1.1 million in revenues related to the research performed under the LLNL contract.

Collaborations

In July 2011, the Company entered into the Bayer Agreement with Bayer which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $6.8 million for the three months ended March 31, 2012 as further discussed in Note 8.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
U.S. Treasury securities	$85,732	$47,762

Total available-for-sale investments	$85,732	$47,762

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2012
U.S. Treasury securities with unrealized gains	$24,141	$2	$—	$24,143
U.S. Treasury securities with unrealized losses	61,601	—	(12)	61,589

Total available-for-sale securities	$85,742	$2	$(12)	$85,732

December 31, 2011
U.S. Treasury securities with unrealized gains	$30,175	$9	$—	$30,184
U.S. Treasury securities with unrealized losses	17,580	—	(2)	17,578

Total available-for-sale securities	$47,755	$9	$(2)	$47,762

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The thirty-eight securities in unrealized loss positions have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at March 31, 2012 and December 31, 2011 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2012
U.S. Treasury securities	$77,095	$77,088	$8,647	$8,644

Total available-for-sale securities	$77,095	$77,088	$8,647	$8,644

December 31, 2011
U.S. Treasury securities	$47,755	$47,762	$—	$—

Total available-for-sale securities	$47,755	$47,762	$—	$—

The proceeds from sales of available-for-sale securities during the three months ended March 31, 2012 were $2.7 million and resulted in realized gains of less than $1,000. There were no sales of available-for-sale securities during the three months ended March 31, 2011.

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

Financial instruments measured at fair value as of March 31, 2012 and December 31, 2011 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Money Market funds, included in cash equivalents	$6,886	$6,886	$—	$—
U.S. Treasury securities, included in cash equivalents (1)	1,000	—	1,000	—
U.S. Treasury securities, available-for-sale	85,732	—	85,732	—

Total	$93,618	$6,886	$86,732	$—

Liabilities:
Common stock warrant liability	4,707	—	—	4,707

Total	$4,707	$—	$—	$4,707

December 31, 2011
Assets:
Money Market funds, included in cash equivalents	$4,587	$4,587	$—	$—
U.S. Treasury securities, included in cash equivalents (1)	850	—	850	—
U.S. Treasury securities, available-for-sale	47,762	—	47,762	—

Total	$53,199	$4,587	$48,612	$—

Liabilities:
Common stock warrant liability	7,124	—	—	7,124

Total	$7,124	$—	$—	$7,124

(1)	U.S. Treasury securities were classified as cash equivalents because the securities were scheduled to mature less than 90 days from the purchase dates.

The fair value of preferred stock and common stock warrant liabilities was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the common stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the three months ended March 31, 2012.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Liability-classified Common Stock Warrants
(In thousands)
Fair value at December 31, 2011	$7,124
Changes in fair value recognized in earnings	(2,417)

Fair value at March 31, 2012	$4,707

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants were to decrease by 10%, the liability would have decreased approximately $0.6 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.7 million. These changes would have been recognized in the related component of other income (expense) in the Statement of Operations.

Note 5. Common Stock Warrants

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

The preferred stock warrants were accounted for as a liability and recorded at fair value with increases or decreases in the fair value of such warrants recorded separately within other income (expense) in the Statement of Operations. Upon the closing of the Company’s initial public offering on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper.

Liability-classified warrants

On May 31, 2011, the Company closed a private placement, or Private Placement, transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded as other income (expense) in the Statement of Operations. The fair value of the warrants decreased by approximately $2.4 million during the three months ended March 31, 2012 primarily due to the decline in the Company’s stock price since the last measurement date which was December 31, 2011. The warrants have been recorded at an estimated fair value of $4.7 million at March 31, 2012.

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

Warrants Exercised and Outstanding

No warrants to purchase common stock were exercised during the three months ended March 31, 2012 or 2011. At March 31, 2012 and December 31, 2011, there were 1,678,884 common stock warrants outstanding all of which were exercisable. The common stock warrants outstanding will expire between three years and five years from March 31, 2012 and have a weighted average exercise price of $8.46.

The fair value of the liability-classified common stock warrants was estimated using the Black-Scholes option pricing model based on the following assumptions at March 31, 2012:

Expected volatility	80%
Expected term (in years)	4.7
Risk-free interest rate	1.04%
Expected dividend yield	0%

Note 6. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	March 31, 2012	December 31, 2011
Common stock warrants	1,678,884	1,678,884
Shares available for purchase under the 2010 Employee Stock Purchase Plan	529,159	529,159
Common stock options outstanding	3,654,239	2,550,589
Common stock options available for future grant	1,465,820	1,770,844

Total common shares reserved for issuance	7,328,102	6,529,476

Note 7. Share-based Compensation

The Company granted 1,226,000 stock options to certain employees of the Company with a weighted average exercise price of $4.97 per share during the three months ended March 31, 2012. The Company granted 182,500 stock options to certain employees and consultants of the Company with a weighted average exercise price of $4.34 per share during the three months ended March 31, 2011. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	2,550,589	$3.63	8.15
Granted	1,226,000	$4.97
Exercised	(115,374)	$1.34		$99
Canceled	(6,976)	$2.33

Options outstanding at March 31, 2012	3,654,239	$4.16	8.64	$5,412

Options vested or expected to vest at March 31, 2012	3,636,830	$4.15	8.64	$5,402

Options exercisable at March 31, 2012	1,363,802	$2.83	7.40	$3,749

At March 31, 2012 and December 31, 2011, there was approximately $7.1 million and $3.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 3.28 years and 2.79 and years, respectively.

The Company received cash from the exercise of stock options of $155,000 and $26,000 during the three months ended March 31, 2012 and 2011, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share-weighted average fair value of stock options granted to employees during the three months ended March 31, 2012 was $3.25.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the three months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2012
Expected volatility	75%
Expected term (in years)	6.02
Risk-free interest rate	1.15%
Expected dividend yield	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and is remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. No stock options were granted to non-employees during the three months ended March 31, 2012. The Company granted 5,000 stock options to non-employees during the three months ended March 31, 2011.

In connection with non-employee options, the Company recognized expense of less than $1,000 and $6,000 during the three months ended March 31, 2012 and 2011, respectively.

Share-based Compensation Summary. Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Employee Stock Purchase Plan and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$326	$287
General and administrative	373	300

Total	$699	$587

Since the Company had a net operating loss carryforward as of March 31, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the three months ended March 31, 2012 and 2011 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 8. Revenue Recognition Under Multiple Element Arrangements

In July 2011, the Company entered into the Bayer Agreement which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate in the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

Pursuant to the accounting guidance under ASC 605-25, which governs revenue recognition for multiple element arrangements, the Company has evaluated the two material non-contingent deliverables under the Agreement and determined that each meets the criteria for separation and therefore both will be treated as separate units of accounting, as follows:

•	The license, referred to as the License, to develop and commercialize tedizolid in the Bayer Licensed Territory; and

•	Certain Global Development Plan Services, referred to as Global Development Plan Services, which will be conducted by the Company through an expected date of December 2017.

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

Revenues recognized related to the Bayer Agreement were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
License	$1,950	$—
Collaborations	4,871	—

Total	$6,821	$—

In January 2012, the Company and Bayer agreed on the achievement of all efficacy and safety objectives for Trius’ first global Phase 3 study of tedizolid phosphate for the treatment of ABSSSI. This event triggered a $5.0 million payment to the Company under the Bayer Agreement. At the inception of the Bayer Agreement, the Company determined that this milestone would be substantive when earned. Therefore, the $5.0 million payment was recognized as revenue during the quarter ended March 31, 2012 with $2.0 million recorded as License revenues and $3.0 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. From inception of the contract through March 31, 2012, the Company has provided certain Global Development Plan Services to Bayer. Under the Bayer Agreement, the Company is entitled to be reimbursed for certain costs associated with the performance of these services. At March 31, 2012, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services since inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services for the remainder of the Global Development Period. The expected arrangement consideration was multiplied by the percentage of completion to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the three months ended March 31, 2012, the Company recognized $1.8 million in Collaboration revenues related to performance of Global Development Plan Services.

Development expenses incurred by Trius that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, Trius may perform certain services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statement of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as Collaboration revenues in the period the services are performed. Collaboration revenues recognized for the performance of Bayer Licensed Territory Services during the three months ended March 31, 2012 consisted of $87,000 in contract research and $24,000 of intellectual property support fees.

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

Bayer has the ability to terminate the Bayer Agreement in its entirety by providing at least six months notice to the Company within the first two years of the Bayer Agreement. After two years, Bayer must provide at least 90 days notice. In addition, Bayer has the right to terminate the Bayer Agreement within 30 days of determining that the Company’s second ongoing Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid phosphate.

Note 9. Commitments

The Company’s amended facility lease will expire on June 30, 2013 and the Company has options to extend the lease through June 30, 2014. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended March 31, 2012 and 2011 was $182,000 and $126,000, respectively.

Note 10. Subsequent Events

On May 3, 2012, DTRA notified the Company that, due to programmatic priorities toward later stage programs, it has elected not to exercise its option to extend funding under the four and one-half-year federal contract with the Company for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract will not be extended beyond July 20, 2012. As a result, the Company has chosen to discontinue its marine natural products discovery program, which was solely funded by the DTRA contract.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 14, 2012.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing tedizolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious gram-positive bacterial infections, initially for acute bacterial skin and skin structure infections, or ABSSSI, and subsequently for other indications, including pneumonia. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. Tedizolid phosphate is an IV and orally administered second generation oxazolidinone. In addition, we are discovering antibiotics for broad spectrum infections using our proprietary discovery platform under three government contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH; a second funded by the Defense Threat Reduction Agency, or DTRA, a part of the Department of Defense, through July 2012; and a third contract with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

In December 2011, we completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, and in September 2011, we initiated our second Phase 3 clinical trial of the IV to oral transition therapy for the treatment of ABSSSI and we expect to report top-line data on this second Phase 3 clinical trial in early 2013. We currently expect to submit a New Drug Application, or NDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013. We have also completed a Phase 1 clinical trial which evaluated the ability of tedizolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to pursue further development of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we are currently testing for skin infections.

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

We were originally incorporated in California in June 2004 as RexC Pharmaceuticals, Inc. and changed our name to Rx3 Pharmaceuticals, Inc. in September 2004. In February 2007, after having acquired the worldwide rights to tedizolid phosphate outside of South and North Korea, or Korea, from Dong-A Pharmaceuticals, Inc., we changed our name to Trius Therapeutics, Inc. and reincorporated in Delaware in December 2007. As of March 31, 2012, we had an accumulated deficit of $103.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Overview

Revenues

We have recognized $69.8 million of revenues from inception through March 31, 2012. We have derived substantially all of our revenues from our Bayer Agreement and NIAID, DTRA and LLNL contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our contracts with NIAID, DTRA (through July 2012) and LLNL as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

On May 3, 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it has elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract will not be extended beyond July 20, 2012. As a result, we have chosen to discontinue our marine natural products discovery program, which was solely funded by the DTRA contract. We expect to shift our internal resources from the marine natural products discovery program to our other later stage programs and do not expect any associated negative impact on our cash runway as a result of this decision.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to tedizolid phosphate and our nonclinical and preclinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and share-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished drug product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Clinical and nonclinical research and development (including manufacturing)	$13,730	$7,639
Preclinical research and development	3,116	2,803

Total	$16,846	$10,442

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments in marketable securities.

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

We have had federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We recently completed an updated Section 382/383 study to ascertain whether the public offering of common stock that was completed in January 2012 may have triggered an “ownership change,” which could limit the future use of our net operating loss and tax credit carryforwards. Based upon this updated study, we have determined that an “ownership change” did occur but that the annual limitation would not have a material impact on our ability to use net operating loss and tax credit carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our net deferred tax asset, as the realization of such net deferred tax asset is uncertain.

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

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of companies included in our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the Statement of Operations.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

The following table summarizes our revenues for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Contract research	$3,011	$2,715	$296	11%
License fees	1,950	—	1,950	—
Collaborations	4,871	—	4,871	—

Total	$9,832	$2,715	$7,117	262%

Contract research revenues increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to additional research performed under our DTRA contracts as well as the commencement of research under our LLNL contract which was entered into in April 2011. These increases were offset by a decrease in work performed under our NIAID contract.

License and collaboration revenues for the three months ended March 31, 2012 relate to commencement of activities under our collaboration and license agreement with Bayer that we signed in July 2011. We performed certain development and regulatory services under the Bayer collaboration and license agreement during the three months ended March 31, 2012 for which we recognized $1.8 million as collaboration revenues. In addition, we earned a $5.0 million payment that was contingent upon the successful completion of our first Phase 3 clinical trial of tedizolid phosphate. At the inception of the Bayer Agreement, we determined that this milestone would be substantive when earned. Therefore, the $5.0 million payment was recognized as revenue during the quarter ended March 31, 2012 with $2.0 million recorded as License revenues and $3.0 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Research and development expenses	$16,846	$10,442	$6,404	61%

During the three months ended March 31, 2012, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA and LLNL contracts. During the three months ended March 31, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID and DTRA contracts. Clinical trial expenses increased by $3.1 million during the three months ended March 31, 2012 primarily due to additional development activities performed on our multiple Phase 1 clinical trials of tedizolid phosphate and additional activities performed on our Phase 2 clinical trial of tedizolid phosphate for which the first patient was enrolled in February 2012. In 2011, we commenced activities to manufacture registration batches of drug product in preparation for the potential regulatory approval of tedizolid phosphate. We incurred approximately $1.8 million in costs for this purpose during the three months ended March 31, 2012 which represents an increase of $1.7 million to the comparable period in 2011.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
General and administrative expenses	$3,004	$2,342	$662	28%

The increase in general and administrative expenses was due primarily to an increase in headcount and personnel related expenses of $242,000 and commercial planning activities of $214,000.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Interest income	$—	$6	$(6)	(100)%
Other income (expense)	(3)	1	(4)	(400)%
Fair value adjustment of common stock warrant liability	2,417	—	2,417	—

Total	$2,414	$7	$2,407	34386%

Other income for the three months ended March 31, 2012 was $2.4 million and resulted from the remeasurement of the estimated fair value of the common stock warrant liability. This liability is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense. The decrease in the estimated fair value of the common stock warrant liability during the three months ended March 31, 2012 was due primarily to the decline in the our stock price since December 31, 2011.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our NIAID, DTRA and LLNL contracts, our collaboration and license agreement with Bayer and research grants. As of March 31, 2012, we had cash and cash equivalents and investments of approximately $96.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of March 31, 2012, our funds are held in cash, money market funds and United States Treasury securities.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(10,722)	$(8,276)
Net cash used in investing activities	(38,375)	(510)
Net cash provided by financing activities	48,529	26

Net decrease in cash and cash equivalents	$(568)	$(8,760)

During the three months ended March 31, 2012 and 2011 our operating activities used cash of $10.7 million and $8.3 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The increase in cash used in operations during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to increased expenses associated with our second Phase 3 clinical trial for tedizolid phosphate which was initiated in September 2011 and multiple Phase 1 trials for tedizolid phosphate which were initiated in the fourth quarter of 2011 and first quarter of 2012. During the three months ended March 31, 2012, our investing activities used cash of $38.4 million primarily due to purchases of investments in excess of proceeds from sales and maturities of investments. During the three months ended March 31, 2012, financing activities provided cash of $48.5 million which was primarily derived from proceeds received from our public offering of common stock in January 2012 from which we raised a total of $48.4 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

On May 31, 2011, we closed a private placement transaction, or Private Placement, with certain accredited investors in which we sold an aggregate of 4,750,000 units at a price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. As a result of the Private Placement, we raised a total of $28.0 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and offering expenses of $0.3 million.

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

On May 3, 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it has elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract will not be extended beyond July 20, 2012. As a result, we have chosen to discontinue our marine natural products discovery program, which was solely funded by the DTRA contract. We expect to shift our internal resources from the marine natural products discovery program to our other later stage programs and do not expect any associated negative impact on our cash runway as a result of this decision.

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

We do not anticipate that our existing working capital alone will be sufficient to fund our operations through the successful development and commercialization of tedizolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support potential regulatory approval of tedizolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or convertible debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at March 31, 2012:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$853	$516	$337	$—	$—

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

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income (Topic 220) . This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new U.S. GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Effective January 1, 2012, we adopted ASU 2011-05.

In May 2011, the FASB issued ASU 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We adopted the amendments on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on the financial statements of the Company.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our cash equivalents and available-for-sale investments consisted of money market funds and debt instruments of agencies of the U.S. government at March 31, 2012. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2011. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of March 31, 2012, we had an accumulated deficit of $103.0 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of tedizolid phosphate for at least three years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of tedizolid phosphate for the treatment of ABSSSI, including successfully completing our Phase 3 clinical program;

•	Obtaining United States and/or foreign regulatory approvals for tedizolid phosphate;

•	Commercializing tedizolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of tedizolid phosphate in the medical community and with third-party payers;

•	Pursuing clinical development of tedizolid phosphate for the treatment of other indications, including pneumonia and bacteremia;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts that support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our collaboration and license agreement with Bayer to support our continuing development and regulatory efforts for tedizolid phosphate.

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

With respect to the manufacturing for our commercial scale product, we intend to pursue long term agreements with our current manufacturers or transfer the manufacturing to other larger manufacturers. However, tedizolid phosphate is a new chemical entity that has never been produced at commercial scale, and, as such, there are underlying risks associated with its manufacture, which could include cost overruns, new impurities, difficulties in scaling up or reproducing manufacturing processes and lack of timely availability of raw materials. Any of these risks may prevent or delay us from successfully developing and commercializing tedizolid phosphate. If we are unable to arrange for third-party manufacturing sources, or do so on commercially reasonable terms, we may not be able to complete development of any product candidates or market them. Reliance on third-party manufacturers entails many risks, including regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.

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

After we submit our NDA to the FDA and before approval of tedizolid phosphate, the facilities used by AMRI, Patheon and any of our future manufacturers to manufacture tedizolid phosphate must be approved by the FDA. We do not control the manufacturing process of tedizolid phosphate and are completely dependent on these third-party manufacturing partners for compliance with the FDA’s requirements for manufacture of tedizolid phosphate API and finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of tedizolid phosphate, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining FDA approval for tedizolid phosphate.

If approved, tedizolid phosphate will face competition from less expensive generic versions of branded antibiotics of competitors and, if we are unable to differentiate the benefits of tedizolid phosphate over these less expensive alternatives, we may never generate meaningful product revenues.

Generic antibiotic therapies are typically sold at lower prices than branded antibiotics and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, tedizolid phosphate will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. For example, tedizolid phosphate, if approved, will initially face competition from the inexpensive generic forms of vancomycin that are currently available and, in the future, would face additional competition from a generic form of linezolid when the patents covering it are expected to expire in 2015, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of tedizolid phosphate translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic antibiotics.

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

Market acceptance and sales of tedizolid phosphate or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities, hospital formularies and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for tedizolid phosphate or any other product candidates that we develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. In addition, third-party payers may implement prior authorizations which may lead to a decrease in sales of our future products. If reimbursement is not available or is available only to limited levels or extensive prior authorizations are introduced, we may not be able to successfully commercialize tedizolid phosphate or any other product candidates that we develop.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We anticipate that this legislation will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers.

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

The commercial success of tedizolid phosphate and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payers.

We have never commercialized a product candidate for any indication. Even if tedizolid phosphate or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of tedizolid phosphate and any other product candidates that we develop by physicians and payers will depend on a number of factors, many of which are beyond our control, including:

•	The clinical indications for which the product is approved;

•	Acceptance by physicians and payers of each product as a safe and effective treatment;

•	The cost of treatment in relation to alternative treatments, including numerous generic drug products, such as vancomycin;

•	The relative convenience, ease of administration and acceptance by physicians and payers of tedizolid phosphate in the treatment of ABSSSI;

•	The availability and efficacy of competitive drugs;

•	The extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	The extent to which bacteria develop resistance to any antibiotic product candidates that we develop, thereby limiting its efficacy in treating or managing infections;

•	Whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	The availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payers, and/or by government healthcare programs, including Medicare and Medicaid;

•	Limitations or warnings contained in a product’s FDA-approved labeling;

•	Prevalence and severity of adverse side effects; and

•	The ability to develop convincing health economics and outcomes research

Even if the medical community accepts that tedizolid phosphate is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of tedizolid phosphate or may be slow to adopt it as an accepted treatment for ABSSSI. In addition, even though we believe tedizolid phosphate has significant advantages, we cannot assure you that any labeling approved by the FDA will contain claims that tedizolid phosphate is safer or more effective than linezolid, or that will permit us to promote tedizolid phosphate as being superior to competing products. Moreover, in the future, as has happened with other antibiotics, bacteria could over time develop resistance to tedizolid phosphate, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. If tedizolid phosphate is approved but does not achieve an adequate level of acceptance by physicians and payers, we may not generate sufficient or any revenues from this product candidate and we may not become profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of tedizolid phosphate may require significant resources and may never be successful.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of May 1, 2012, we employed 79 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Antibiotics, including those we are developing and plan to develop in the future, are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of biopharmaceutical products. If any products we or our partners develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling the products that we are developing.

New and future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities, in addition to findings in ongoing and future clinical and nonclinical studies, may increase the time and cost required for us to conduct and complete clinical trials for tedizolid phosphate or other product candidates that we develop.*

The FDA revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue its final guidance on ABSSSI. In addition in March 2010, the FDA released a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In January 2012, the European Medicines Agency, or EMA, issued its finalized revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” In September 2011, the EMA issued a concept paper on the proposed development of an addendum to the Note for Guidance on Evaluation of New Anti-bacterial Medicinal Product that will address indication specific guidance. As with the FDA, the timing for the issuance of the EMA finalized addendum, as well as its contents, is not known. In November 2010, the FDA issued draft guidance entitled “Guidance for Industry Hospital-Acquired Bacterial Pneumonia and Ventilator-Associated Bacterial Pneumonia: Developing Drugs for Treatment.” It is not known when the FDA will issue final HAP guidance.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future contract research revenues to support our ongoing preclinical programs are dependent upon our NIAID, DTRA and LLNL contracts and if we do not receive all of the funds under these contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.*

Substantially all of our contract research revenues that support our preclinical programs have been derived from United States government grants and our NIAID, DTRA and LLNL contracts. There can be no assurances that these contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, NIAID, DTRA and LLNL may not be required to continue funding our existing contracts. On May 3, 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it has elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract will not be extended beyond July 20, 2012. As a result, we have chosen to discontinue our marine natural products discovery program, which was solely funded by the DTRA contract.

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

The United States government will be able to terminate each of its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. On May 3, 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it has elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and as a result, the contract will not be extended beyond July 20, 2012. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of May1, 2012 our executive officers, directors, 5% shareholders and their affiliates own approximately 48% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of May 1, 2012, our executive officers, directors, 5% stockholders and their affiliates own approximately 48% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 4.	Mine Safety Disclosures

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Amended and Restated Investor Rights Agreement dated March 19, 2008, as amended, among Trius Therapeutics, Inc. and certain of its stockholders.

4.4(3)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.5(3)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050), filed with the Securities and Exchange Commission on June 21, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: May 9, 2012	By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)