Form 10-Q
period 2012-06-30
Trius Therapeutics Inc
filed 2012-08-07
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 1, 2012 was 38,773,043.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,512	$11,381
Short-term investments, available-for-sale	70,307	47,762
Accounts receivable	6,422	4,272
Prepaid expenses and other current assets	3,250	3,272

Total current assets	93,491	66,687
Property and equipment, net	924	1,037
Restricted cash	150	150
Other assets	200	251

Total assets	$94,765	$68,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,142	$3,774
Accrued liabilities	5,577	6,959
Common stock warrant liability	5,662	7,124
Current portion of deferred revenue	180	377

Total liabilities	16,561	18,234
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2012 and December 31, 2011; 38,766,595 and 28,663,548 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	195,612	145,272
Accumulated other comprehensive income (loss)	(3)	7
Accumulated deficit	(117,410)	(95,392)

Total stockholders’ equity	78,204	49,891

Total liabilities and stockholders’ equity	$94,765	$68,125

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Contract research	$2,220	$2,859	$5,231	$5,574
Collaborations	3,220	0	8,091	0
License	784	0	2,734	0

Total revenues	6,224	2,859	16,056	$5,574
Operating expenses:
Research and development	16,379	10,376	33,225	20,819
General and administrative	3,311	2,478	6,315	4,820

Total operating expenses	19,690	12,854	39,540	25,639

Loss from operations	(13,466)	(9,995)	(23,484)	(20,065)
Other income (expense):
Interest income	7	7	7	16
Fair value adjustment of common stock warrant liability	(955)	0	1,462	0
Other income (expense)	0	0	(3)	(1)

Total other income (expense)	(948)	7	1,466	15

Net loss	$(14,414)	$(9,988)	$(22,018)	$(20,050)

Net loss per share, basic and diluted	$(0.37)	$(0.40)	$(0.60)	$(0.82)

Weighted-average shares outstanding, basic and diluted	38,715	25,255	36,955	24,439

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(14,414)	$(9,988)	$(22,018)	$(20,050)
Unrealized gain (loss) on available-for-sale securities, net	7	2	(10)	9

Comprehensive loss	(14,407)	$(9,986)	(22,028)	$(20,041)

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(22,018)	$(20,050)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	333	247
Share-based compensation	1,500	1,242
(Gain) loss on fair value adjustment of stock warrant liability	(1,462)	0
Amortization of investment premiums	455	310
Deferred revenue	(197)	0
Changes in operating assets and liabilities:
Accounts receivable	(2,149)	(300)
Prepaid expenses and other current assets	22	(79)
Accounts payable	1,368	666
Accrued liabilities	(1,378)	1,486
Other assets	52	215

Net cash used in operating activities	(23,474)	(16,263)
Investing activities
Purchases of investments	(55,948)	(38,973)
Sales and maturities of investments	32,937	22,794
Purchases of property and equipment	(221)	(414)

Net cash used in investing activities	(23,232)	(16,593)
Financing activities
Proceeds from issuance of common stock, net of offering costs	48,374	28,010
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	463	292

Net cash provided by financing activities	48,837	28,302

Net increase (decrease) in cash and cash equivalents	2,131	(4,554)
Cash and cash equivalents at beginning of period	11,381	14,515

Cash and cash equivalents at end of period	$13,512	$9,961

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

Accounts Receivable

Accounts receivable at June 30, 2012 and December 31, 2011 represent amounts due under the Company’s Collaboration and License Agreement with Bayer Pharma AG, or the Bayer Agreement, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Unbilled accounts receivable consist of expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period but have not been billed to its customers and collaborators.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, long-term investments and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through June 30, 2012.

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

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update 2009-13 which codified modifications to Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple Element Arrangements . As a result of this change in accounting principle, consideration received from multiple-element arrangements is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at June 30, 2012 and December 31, 2011. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of June 30, 2012, statements of operations for the three and six months ended June 30, 2012 and 2011, statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011 and statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2012 and the results of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2012 and 2011 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss per share
Numerator
Net loss attributable to common stockholders	$(14,414)	$(9,988)	$(22,018)	$(20,050)
Denominator
Weighted-average common shares outstanding	38,715	25,277	36,956	24,470
Less: Weighted-average shares subject to repurchase	0	(22)	(1)	(31)

Denominator for basic and diluted net loss per share	38,715	25,255	36,955	24,439

Basic and diluted net loss per share	$(0.37)	$(0.40)	$(0.60)	$(0.82)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	June 30,
	2012	2011
Common stock warrants	1,678,884	1,693,058
Common stock subject to repurchase	61	10,818
Common stock options	3,859,596	2,389,258

	5,538,541	4,093,134

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Significant Agreements and Contracts

License Agreements

In January 2007, the Company entered into a license agreement whereby the Company acquired the rights to certain proprietary materials and information related to DA-7128 (now known as tedizolid phosphate) from Dong-A Pharmaceuticals. The agreement requires future payments of up to an aggregate of $13.0 million between completion of Phase 2 and registration of the product in various regions. The agreement terminates upon the expiration of the last royalty term for a licensed product. Either party may terminate the agreement upon 90 days’ prior written notice to the other upon or after a material, uncured default by the other party. The Company may terminate the agreement by sending Dong-A Pharmaceuticals 90 days’ advance written notice where the Company decides to discontinue development or commercialization of products for any reason. Dong-A Pharmaceuticals may terminate the agreement by sending 90 days’ advance written notice to the Company in the event that the Company fails to meet specified development and commercialization efforts within specified time periods. In July 2012, the Company paid a $1.5 million milestone to Dong-A upon completion of the clinical study report for the Company’s first Phase 3 trial of tedizolid phosphate.

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This is a cost reimbursement contract with total potential payments of up to $27.7 million. The Company recognizes revenues under this contract as the services are performed. The Company recorded revenues under this contract of $1.7 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.2 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively. NIAID can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. As of June 30, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with NIAID at June 30, 2012 and December 31, 2011 were $390,000 and $644,000, respectively. Unbilled receivables were $1.1 million and $994,000 at June 30, 2012 and December 31, 2011, respectively. From contract inception through June 30, 2012, the Company has recognized $22.3 million in revenues related to the research performed under the NIAID contract.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract with total potential payments of up to $3.0 million which the Company may receive over three years in support of its development efforts. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $0.4 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of June 30, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with LLNL at June 30, 2012 and December 31, 2011 were $133,000 and $81,000, respectively. Unbilled receivables were $169,000 and $154,000 at June 30, 2012 and December 31, 2011, respectively. From contract inception through June 30, 2012, the Company has recognized $1.5 million in revenues related to the research performed under the LLNL contract.

In April 2010, the Company entered into a four and one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. Due to programmatic priorities toward later stage programs, on May 3, 2012, DTRA elected not to exercise its option to extend funding under the four and one-half-year federal contract with the Company for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract would not be extended beyond July 20, 2012. As a result, the Company has chosen to discontinue its marine natural products discovery program, which was solely funded by the DTRA contract. The Company recognized revenue under this contract as the services were performed. The Company recorded revenues under this contract of $0.2 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively. There were no billed receivables due under the Company’s contract with DTRA at June 30, 2012 or December 31, 2011. Unbilled receivables were $0 and $795,000 at June 30, 2012 and December 31, 2011, respectively. From contract inception through June 30, 2012, the Company has recognized $7.3 million in revenues related to the research performed under our DTRA contract.

Collaborations

In July 2011, the Company entered into the Bayer Agreement with Bayer which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory, and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $4.0 million and $10.8 million for the three and six months ended June 30, 2012 as further discussed in Note 8.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
U.S. Treasury securities	$70,307	$47,762

Total available-for-sale investments	$70,307	$47,762

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2012
U.S. Treasury securities with unrealized gains	$28,817	$1	$0	$28,818
U.S. Treasury securities with unrealized losses	41,493	0	(4)	41,489

Total available-for-sale securities	$70,310	$1	$(4)	$70,307

December 31, 2011
U.S. Treasury securities with unrealized gains	$30,175	$9	$0	$30,184
U.S. Treasury securities with unrealized losses	17,580	0	(2)	17,578

Total available-for-sale securities	$47,755	$9	$(2)	$47,762

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. The twenty-eight securities in unrealized loss positions have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at June 30, 2012 and December 31, 2011 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2012
U.S. Treasury securities	$69,809	$69,806	$501	$501

Total available-for-sale securities	$69,809	$69,806	$501	$501

December 31, 2011
U.S. Treasury securities	$47,755	$47,762	$0	$0

Total available-for-sale securities	$47,755	$47,762	$0	$0

The proceeds from sales of available-for-sale securities during the three and six months ended June 30, 2012 were $3.6 million and $6.4 million, respectively, and resulted in realized gains of less than $1,000. The proceeds from sales of available-for-sale securities during the three and six months ended June 30, 2011 were $500,000 and resulted in realized gains of less than $1,000.

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

Financial instruments measured at fair value as of June 30, 2012 and December 31, 2011 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Money Market funds, included in cash equivalents	$5,077	$5,077	$0	$0
U.S. Treasury securities, included in cash equivalents	2,780	0	2,780	0
U.S. Treasury securities, available-for-sale	70,307	0	70,307	0

Total	$78,164	$5,077	$73,087	$0

Liabilities:
Common stock warrant liability	5,662	0	0	5,662

Total	$5,662	$0	$0	$5,662

December 31, 2011
Assets:
Money Market funds, included in cash equivalents	$4,587	$4,587	$0	$0
U.S. Treasury securities, included in cash equivalents	850	0	850	0
U.S. Treasury securities, available-for-sale	47,762	0	47,762	0

Total	$53,199	$4,587	$48,612	$0

Liabilities:
Common stock warrant liability	7,124	0	0	7,124

Total	$7,124	$0	$0	$7,124

The fair value of the common stock warrant liability was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the common stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Beginning balance	$(7,124)	$0
Purchases	0	0
Issuances	0	(8,682)
Settlements	0	0
Gains (losses) included in other income (expense)	1,462	0
Transfers (to) from Level 3	0	0

Ending balance	$(5,662)	$(8,682)

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants at June 30, 2012 were to decrease by 10%, the liability would have decreased approximately $0.6 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.6 million. These changes would have been recognized in the related component of other income (expense) in the Statement of Operations.

Note 5. Common Stock Warrants

Equity-classified warrants

During 2004, in connection with a financing arrangement, the Company issued warrants to purchase 140,909, of shares of Series A-1 convertible preferred stock at $0.55 per share. After giving effect to the 1 for 8.6 reverse stock split approved in February 2010, 16,384 warrants remain outstanding at $4.73 per share.

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

Liability-classified warrants

On May 31, 2011, the Company closed a private placement transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded within other income (expense) in the Statement of Operations. The fair value of the warrants decreased by approximately $1.5 million during the six months ended June 30, 2012 primarily due to the decline in the Company’s stock price since the December 31, 2011 measurement date. The warrants have been recorded at an estimated fair value of $5.7 million at June 30, 2012.

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

Warrants Exercised and Outstanding

No warrants to purchase common stock were exercised during the six months ended June 30, 2012. During the six months ended June 30, 2011, 35,517 warrants were net exercised resulting in the issuance of 15,129 shares of common stock. At June 30, 2012 and December 31, 2011, there were 1,678,884 common stock warrants outstanding all of which were exercisable. The common stock warrants outstanding will expire between three years and five years from June 30, 2012 and have a weighted average exercise price of $8.46.

The fair value of the liability-classified common stock warrants was estimated using the Black-Scholes option pricing model based on the following assumptions at June 30, 2012:

Expected volatility	90%
Expected term (in years)	4.4
Risk-free interest rate	0.72%
Expected dividend yield	0%

Note 6. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	June 30, 2012	December 31, 2011
Common stock warrants	1,678,884	1,678,884
Shares available for purchase under the 2010 Employee Stock Purchase Plan	439,189	529,159
Common stock options outstanding	3,859,596	2,550,589
Common stock options available for future grant	1,252,760	1,770,844

Total common shares reserved for issuance	7,230,429	6,529,476

Note 7. Share-based Compensation

The Company granted 1,463,500 stock options to certain employees of the Company with a weighted average exercise price of $5.02 per share during the six months ended June 30, 2012. The Company granted 426,500 stock options to certain employees and consultants of the Company with a weighted average exercise price of $6.35 per share during the six months ended June 30, 2011. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	2,550,589	$3.63	8.15
Granted	1,463,500	$5.02
Exercised	123,077	$1.36		$469
Canceled	31,416	$5.82

Options outstanding at June 30, 2012	3,859,596	$4.21	8.43	$6,787

Options vested or expected to vest at June 30, 2012	3,844,104	$4.21	8.42	$6,774

Options exercisable at June 30, 2012	1,578,283	$3.17	7.25	$4,480

At June 30, 2012 and December 31, 2011, there was approximately $7.2 million and $3.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 3.05 years and 2.79 years, respectively.

The Company received cash from the exercise of stock options of $167,000 and $39,000 during the six months ended June 30, 2012 and 2011, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share-weighted average fair value of stock options granted to employees during the six months ended June 30, 2012 was $3.35.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the six months ended June 30, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2012
Expected volatility	77%
Expected term (in years)	5.97
Risk-free interest rate	1.11%
Expected dividend yield	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and is remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. No stock options were granted to non-employees during the six months ended June 30, 2012. The Company granted 5,000 stock options to non-employees during the six months ended June 30, 2011.

In connection with non-employee options, the Company recognized expense of less than $1,000 and $6,000 during the three months ended June 30, 2012 and 2011, respectively. The Company recognized expense related to non-employee options of less than $1,000 and $12,000 during the six months ended June 30, 2012 and 2011, respectively.

Share-based Compensation Summary. Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Employee Stock Purchase Plan and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$374	$344	$700	$632
General and administrative	427	310	800	610

Total	$801	$654	$1,500	$1,242

Since the Company had a net operating loss carryforward as of June 30, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the six months ended June 30, 2012 and 2011 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Pursuant to the accounting guidance under ASC 605-25, which governs revenue recognition for multiple element arrangements, the Company evaluated the two material non-contingent deliverables under the Bayer Agreement and determined that each meets the criteria for separation and therefore both will be treated as separate units of accounting, as follows:

•	The license, referred to as the License, to develop and commercialize tedizolid in the Bayer Licensed Territory; and

•	Certain Global Development Plan Services, referred to as Global Development Plan Services, which are expected to be conducted by the Company through December 2017.

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

The Company estimated the selling prices of the Global Development Plan Services using estimated development costs, which consist primarily of costs to be paid to third parties. The significant assumptions and inputs include estimated timeframes to NDA approval, the number of internal hours to be spent performing these services, the estimated number of studies to be performed, the estimated number of patients to be included in the studies, the costs of clinical research organizations helping to conduct the studies, the estimated patient costs in conducting the studies, the estimated cost of drug product, the estimated regulatory costs of preparing NDA filings, and the estimated milestone payments to Dong-A, from whom the Company licensed tedizolid phosphate. If the selling price of the Global Development Plan Services were to increase, then more of the expected arrangement consideration would be allocated to the Global Development Plan Services, and an equal amount would be deducted from the License. Assuming a constant estimated selling price for the License and a 10% increase in the estimated selling price of the Global Development Plan Services, or approximately $4.5 million, then the Company would have allocated an additional $1.4 million of the initial arrangement consideration to the Global Development Plan Services, which would have been recorded over the period of performance of such services.

Revenues recognized related to the Bayer Agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
License	$784	$0	$2,734	$0
Collaborations	3,220	0	8,091	0

Total	$4,004	$0	$10,825	$0

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

In May 2012, the Company earned a $2.0 million milestone payment for progress made on its second Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI. The Company determined this milestone to be substantive at the inception of the Bayer Agreement. As such, the $2.0 million milestone was recognized as revenue in the quarter ended June 30, 2012 with $0.8 million recorded as license revenues and $1.2 million recorded as collaboration revenue in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. From inception of the contract through June 30, 2012, the Company has provided certain Global Development Plan Services to Bayer. Under the Bayer Agreement, the Company is entitled to be reimbursed for certain costs associated with the performance of these services. At June 30, 2012, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services since inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services for the remainder of the Global Development Period. The expected arrangement consideration was multiplied by the percentage of completion to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the three and six months ended June 30, 2012, the Company recognized $1.6 million and $3.3 million, respectively in Collaboration revenues related to performance of Global Development Plan Services.

Development expenses incurred by Trius that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, Trius may perform certain services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statement of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as Collaboration revenues in the period the services are performed. Collaboration revenues recognized for the performance of Bayer Licensed Territory Services during the three and six months ended June 30, 2012 consisted of $409,000 and $496,000, respectively, in contract research and $33,000 and $57,000, respectively, of intellectual property support fees.

The Company may receive up to $69.1 million upon the achievement of certain development, regulatory and commercial events. Approximately $34.1 million of the future payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based upon its efforts. In September 2011, the Company earned $2.0 million of this total for dosing the first patient in its second Phase 3 clinical trial of tedizolid phosphate. In January 2012, the Company earned an additional $5.0 million for the successful completion of its first Phase 3 trial. In May 2012, the Company earned a $2.0 million milestone payment for progress made on its second Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of Bayer.

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

Note 9. Commitments

The Company’s amended facility lease will expire on June 30, 2013 and the Company has options to extend the lease through June 30, 2014. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended June 30, 2012 and 2011 was $198,000 and $159,000, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was $380,000 and $286,000, respectively.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing tedizolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious Gram-positive bacterial infections, for acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, and subsequently for other indications, including bacteremia. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. Tedizolid phosphate is an IV and orally administered second generation oxazolidinone. In addition, we are discovering antibiotics for broad spectrum infections using our proprietary discovery platform under two government contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH; and a second contract with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

In December 2011, we completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, and in September 2011, we initiated our second Phase 3 clinical trial of the IV to oral transition therapy for the treatment of ABSSSI and we expect to report top-line data on this second Phase 3 clinical trial in early 2013. We currently expect to submit a New Drug Application, or NDA, to the Food & Drug Administration, or FDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013. We have also completed a Phase 1 clinical trial which evaluated the ability of tedizolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia in the first half of 2013 using the same 200 mg, once daily dose of tedizolid phosphate that we are currently testing for skin infections.

In July 2011, we signed an exclusive collaboration and license agreement, the Bayer Agreement, with Bayer Pharma AG, or Bayer, to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory. We are evaluating potential strategic alliances for tedizolid phosphate in Europe.

Preclinical activities for our GyrB/ParE dual target development program, or Gyrase-B, are funded through Phase 1 clinical trials, subject to achievement of program milestones, by our NIAID contract. We are conducting Investigational New Drug, or IND, enabling studies for Gyrase-B which has potent activity against Gram-negative and Gram-positive bacterial pathogens. We expect to initiate a Phase 1 clinical trial of Gyrase-B in 2013.

In January 2012, we raised approximately $48.4 million in net proceeds from the public offering of our common stock in which we sold 9,890,000 shares of common stock at an offering price of $5.25 per share.

As of June 30, 2012, we had an accumulated deficit of $117.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Overview

Revenues

We have recognized $76.0 million of revenues from inception through June 30, 2012. We have derived substantially all of our revenues from our Bayer Agreement and government contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our contracts with NIAID and LLNL as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

        On May 3, 2012, the Defense Threat Reduction Agency, or DTRA, notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and the contract was not extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract. We have shifted our internal resources from the marine natural products discovery program to our other later stage programs and do not expect any associated negative impact on our cash requirements as a result of this decision.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Clinical and nonclinical research and development (including manufacturing)	$13,511	$7,573	$27,156	$15,367
Preclinical research and development	2,868	2,803	6,069	5,452

Total	$16,379	$10,376	$33,225	$20,819

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		$	%
	2012	2011	Change	Change
Contract research	$2,220	$2,859	$(639)	(22)%
Collaborations	3,220	—	3,220	—
License fees	784	—	784	—

Total	$6,224	$2,859	$3,365	118%

Contract research revenues decreased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to decreased research performed under our DTRA contract as a result of DTRA’s election in May 2012 not to extend the contract. This decrease was partially offset by an increase in research performed under our NIAID and LLNL contracts.

License and collaboration revenues for the three months ended June 30, 2012 relate to activities performed under our collaboration and license agreement with Bayer that we entered into in July 2011. We performed certain development and regulatory services under the Bayer collaboration and license agreement during the three months ended June 30, 2012 for which we recognized $2.0 million as collaboration revenues. In addition, we earned a $2.0 million milestone payment for progress made on our second Phase 3 clinical trial of tedizolid phosphate. At the inception of the Bayer Agreement, we determined that this milestone would be substantive when earned. Therefore, the $2.0 million payment was recognized as revenue during the quarter ended June 30, 2012 with $0.8 million recorded as License revenues and $1.2 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		$	%
	2012	2011	Change	Change
Research and development expenses	$16,379	$10,376	$6,003	58%

During the three months ended June 30, 2012 our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA and LLNL contracts and other preclinical activities. Development expenses for tedizolid phosphate increased by approximately $6.0 million during the three months ended June 30, 2012 primarily due to clinical and nonclinical costs to support our planned NDA filing with the FDA.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		$	%
	2012	2011	Change	Change
General and administrative expenses	$3,311	$2,478	$833	34%

The increase in general and administrative expenses was primarily due to additional commercial planning activities for tedizolid phosphate.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		$	%
	2012	2011	Change	Change
Interest income	$7	$7	$—	0%
Other income (expense)	—	—	—	—
Fair value adjustment of common stock warrant liability	(955)	—	955	—

Total Other Income (Expense)	$(948)	$7	$955	13643%

Other income and expense for the three months ended June 30, 2012 resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense. The increase in the estimated fair value of the common stock warrant liability during the three months ended June 30, 2012 was due primarily to the increase in our stock price since March 31, 2012.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		$	%
	2012	2011	Change	Change
Contract research	$5,231	$5,574	$(343)	(6)%
Collaborations	8,091	—	8,091	—
License fees	2,734	—	2,734	—

Total	$16,056	$5,574	$10,482	188%

Contract research revenues decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to decreased research performed under our DTRA and NIAID contracts. These decreases were partially offset by an increase in work performed under our LLNL contract which was entered into in April 2011.

License and collaboration revenues for the six months ended June 30, 2012 relate to activities performed under our collaboration and license agreement with Bayer that we entered into in July 2011. We performed certain development services under the Bayer Agreement during the six months ended June 30, 2012 for which we recognized $3.8 million as collaboration revenues. In addition, we earned a $5.0 million payment that was contingent upon the successful completion of our first Phase 3 clinical trial of tedizolid phosphate and a $2.0 million payment for progress made on our second Phase 3 clinical trial of tedizolid phosphate. At the inception of the Bayer Agreement, we determined that these milestones would be substantive when earned. Therefore, the $5.0 and $2.0 million payments were recognized as revenue with $2.7 million recorded as License revenues and $4.3 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		$	%
	2012	2011	Change	Change
Research and development expenses	$33,225	$20,819	$12,406	60%

During the six months ended June 30, 2012, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA, LLNL contracts and other preclinical activities. During the six months ended June 30, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID and DTRA contracts. Development expenses for tedizolid phosphate increased by approximately $11.8 million during the six months ended June 30, 2012 primarily due to clinical and nonclinical costs to support our planned NDA filing with the FDA.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		$	%
	2012	2011	Change	Change
General and administrative expenses	$6,315	$4,820	$1,495	31%

The increase in general and administrative expenses was primarily due additional commercial planning activities for tedizolid phosphate.

Other Income (Expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Interest income	$7	$16	$(9)	(56)%
Other income (expense)	(3)	(1)	(2)	200%
Fair value adjustment of common stock warrant liability	1,462	—	1,462	—

Total Other Income (Expense)	$1,466	$15	$1,451	9673%

Other income for the six months ended June 30, 2012 was $1.5 million and resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recognized upon the issuance of warrants in connection with a private placement of stock in May 2011 and is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense. The decrease in the estimated fair value of the common stock warrant liability during the six months ended June 30, 2012 was due primarily to the decrease in our stock price since December 31, 2011.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our government contracts, our collaboration and license agreement with Bayer and research grants. As of June 30, 2012, we had cash and cash equivalents and investments of approximately $83.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2012, our funds are held in cash, money market funds and United States Treasury securities.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(23,474)	$(16,263)
Net cash used in investing activities	(23,232)	(16,593)
Net cash provided by financing activities	48,837	28,302

Net increase in cash and cash equivalents	$2,131	$(4,554)

During the six months ended June 30, 2012 and 2011 our operating activities used cash of $23.5 million and $16.3 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The increase in cash used in operations during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to increased expenses associated with our clinical program for tedizolid phosphate. During the six months ended June 30, 2012, our investing activities used cash of $23.2 million primarily due to purchases of investments in excess of proceeds from sales and maturities of investments. During the six months ended June 30, 2012, financing activities provided cash of $48.8 million which was primarily derived from proceeds received from our public offering of common stock in January 2012 from which we raised a total of $48.4 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. Cash provided by financing activities during the six months ended June 30, 2011 was primarily derived from a private placement of stock in May 2011 from which we received net proceeds of approximately $28.0 million.

Operating Capital Requirements

We anticipate we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies of tedizolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the FDA does not approve tedizolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our NIAID or LLNL contracts or collaboration and license agreement with Bayer is discontinued.

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

On May 3, 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract will not be extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract. We shifted our internal resources from the marine natural products discovery program to our other later stage programs and do not expect any associated negative impact on our cash runway as a result of this decision.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at June 30, 2012:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$677	$677	$—	$—	$—

Upon completion of the clinical study report in July 2012 for our first Phase 3 clinical trial of tedizolid phosphate, we paid $1.5 million under our license agreement with Dong-A. We may be required to make up to an aggregate of $11.5 million in additional payments to Dong-A upon the achievement of specified development and regulatory approval milestones. We are unable at this time to estimate with certainty the amount or timing of future costs we will incur under this agreement.

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

Our cash equivalents and available-for-sale investments consisted of money market funds and debt instruments of agencies of the U.S. government at June 30, 2012. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of June 30, 2012, we had an accumulated deficit of $117.4 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.*

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of tedizolid phosphate for at least two years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of tedizolid phosphate for the treatment of ABSSSI, including successfully completing our Phase 3 clinical program;

•	Obtaining United States and/or foreign regulatory approvals for tedizolid phosphate;

•	Commercializing tedizolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of tedizolid phosphate in the medical community and with third-party payers;

•	Pursuing clinical development of tedizolid phosphate for the treatment of pneumonia and potentially for other indications, including bacteremia;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts that support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our collaboration and license agreement with Bayer to support our continuing development and regulatory efforts for tedizolid phosphate for the treatment of ABSSSI and pneumonia.

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

•	Pursue clinical development of tedizolid phosphate for the treatment of pneumonia and potentially for other indications, including bacteremia; and

•	Continue our discovery and development programs to advance our preclinical product pipeline.

In May 2011, we completed a private placement, raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. In January 2012, we completed our public offering, raising $48.4 million in net proceeds. We expect that the net proceeds from our public offerings, revenues under our Bayer collaboration and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to maintain our collaboration and license agreement with Bayer and we will be prevented from pursuing discovery, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed. In addition, if the United States government stops funding our preclinical programs, we may not be able to continue our preclinical programs, and our business and prospects may be materially harmed.

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

The timing of the milestone and royalty payments we are required to make to Dong-A Pharmaceutical Co., Ltd., or Dong-A, is uncertain and could adversely affect our cash flows and results of operations.*

        In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $11.5 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of tedizolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our planned commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize tedizolid phosphate upon 90 days written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

The timing of the milestone and royalty payments we are entitled to receive from Bayer is uncertain and could adversely affect our cash flows and results of operations.*

The timing of the up to $60.1 million remaining that we are entitled to receive upon the achievement of certain milestones under our collaboration and license agreement with Bayer is inherently uncertain. The receipt of milestone payments under the Bayer collaboration and license agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. However, while receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

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

Risks Related to our Business

We are heavily dependent on the success of tedizolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for tedizolid phosphate. If we fail to obtain regulatory approval for tedizolid phosphate, our business will be materially harmed.*

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed one Phase 3 study, one Phase 2 study and ten Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the SPA agreement we reached with the FDA on the protocol for our first Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our first Phase 3 clinical trial of tedizolid phosphate. We completed our first Phase 3 trial in ABSSSI and, in December 2011, announced the positive results on both the early endpoints used by the FDA and the post-treatment assessment used by the European Medicines Agency, or EMA. In addition, we obtained a SPA agreement for our second Phase 3 clinical trial of tedizolid phosphate in August 2011 and commenced enrollment in September 2011. If our second Phase 3 clinical trial of tedizolid phosphate is also successful, we plan to use both Phase 3 trials as a basis for our NDA and Marketing Authorization Application submissions, seeking approvals to commercialize the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration are also being performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of Adverse Events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA or EMA approvals for this product. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

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

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture tedizolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce tedizolid phosphate active pharmaceutical ingredient, or API, and Patheon Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We have entered into clinical supply master services agreements with AMRI and Patheon for our short-term clinical supply needs, but we do not have long-term or commercial agreements for the supply of tedizolid phosphate or any future product candidates with AMRI, Patheon or any other third party.

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

We could also experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates. If AMRI, Patheon or any alternate supplier of finished drug product, experiences any significant difficulties in its respective manufacturing processes for tedizolid phosphate API or finished drug product, we could experience significant interruptions in the supply of tedizolid phosphate. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply tedizolid phosphate at the levels required for successful commercialization. If our current suppliers are unable or unwilling to perform under their agreements, we could experience significant interruptions in the supply of tedizolid phosphate because of the significant regulatory requirements that we would need to satisfy in order to qualify a new tedizolid phosphate API or finished drug product supplier.

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

The failure to maintain our collaboration with Bayer or the failure of Bayer to perform its obligations under this collaboration, could negatively impact our business.*

Pursuant to the terms of our collaboration and license agreement with Bayer, we granted to Bayer exclusive rights to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. Consequently, our ability to generate any revenues from tedizolid phosphate in the Bayer Licensed Territory depends on our ability to maintain our collaboration with Bayer and Bayer’s ability to obtain regulatory approvals for and to successfully commercialize tedizolid phosphate in the Bayer Licensed Territory. We have limited control over the amount and timing of resources that Bayer will dedicate to these efforts.

We are subject to a number of other risks associated with our collaboration and license agreement with Bayer, including:

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

•	We and Bayer could disagree as to current or future development plans for tedizolid phosphate for the treatment of ABSSSI or pneumonia and Bayer may delay clinical trials or stop a clinical trial;

•

There may be disputes between us and Bayer, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of tedizolid phosphate for the treatment of ABSSSI or pneumonia, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

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

•

Inability to raise additional capital in sufficient amounts or on terms acceptable to us, business combinations or significant changes in our business strategy may adversely affect our ability or willingness to perform our obligations under our collaboration agreement;

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

The competition in the market for antibiotics is intense. If approved, tedizolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; linezolid, marketed by Pfizer Inc. as Zyvox; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by King Pharmaceuticals, Inc, a subsidiary of Pfizer, as Synercid; tigecycline, marketed by Wyeth, a subsidiary of Pfizer, as Tygacil; and telavancin, marketed by Theravance, Inc. as Vibativ. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, tigecycline, quinupristin/dalfopristin and ceftaroline are all approved treatments for serious gram-positive infections such as cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of tedizolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, tedizolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc., BC-3781, under development by Nabrivia, PMX-30063, under development by Polymedix, GSK1322322, under development by GlaxoSmithKlein, AFN-1252, under development by Affinium Pharmaceuticals, Inc. and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, tedizolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before tedizolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of tedizolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize tedizolid phosphate and our results of operations will suffer.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of August 1, 2012, we employed 83 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop tedizolid phosphate for additional indications, our commercial opportunity will be limited.*

To date, we have focused primarily on the development of tedizolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of tedizolid phosphate for pneumonia and potentially for other indications, including bacteremia. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize tedizolid phosphate for the treatment of these additional indications. The development of tedizolid phosphate for these additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market tedizolid phosphate for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tedizolid phosphate for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

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

        We cannot be certain that we will be successful in our efforts to identify and develop additional differentiated new antibiotics or that any of our product candidates we do identify will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases. To date, our proprietary discovery platform has yielded certain candidates that are advancing into IND enabling studies. While these candidates hold significant promise in treating serious infections, they might fail to advance to clinical development or might fail in clinical trials to show the desirable pharmacokinetics, safety and efficacy needed to advance to a product. In addition, research and discovery programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. To date, our discovery programs have been largely funded by United States government grants and research contracts. If we are unable to maintain existing funding or secure additional funding for these programs and/or continue to devote the other technical and human resources to them, our ability to continue these programs will be adversely affected.

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

        The FDA revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue its final guidance on ABSSSI. In addition in March 2010, the FDA released a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In January 2012, the EMA issued its finalized revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” In July 2012, the EMA issued a draft addendum to the Note for Guidance on Evaluation of New Anti-bacterial Medicinal Product that addresses indication specific guidance. The timing for the issuance of the EMA finalized addendum, as well as its contents, is not known. In November 2010, the FDA issued draft guidance entitled “Guidance for Industry Hospital-Acquired Bacterial Pneumonia and Ventilator-Associated Bacterial Pneumonia: Developing Drugs for Treatment.” It is not known when the FDA will issue final HAP guidance.

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

        The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for tedizolid phosphate and other product candidates in the United States and other countries. Through our license agreement with Dong-A, we currently license an issued United States utility patent, a pending United States utility patent application and issued and pending foreign national and regional counterpart patent applications covering various aspects of tedizolid and tedizolid phosphate. In addition, we own pending United States utility patent applications and pending foreign national and regional counterpart patent applications directed to aspects of tedizolid phosphate discovered by our scientists. The patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. Further, the future patents to which we have rights based on our agreement with Dong-A, or that we file on our own, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent applications we licensed or own with respect to tedizolid phosphate or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, tedizolid phosphate and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced. In addition, we do not know whether:

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future contract research revenues to support our ongoing preclinical programs are dependent upon our NIAID and LLNL contracts and if we do not receive all of the funds under these contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.*

Substantially all of our contract research revenues that support our preclinical programs have been derived from United States government grants and our government contracts. There can be no assurances that our contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, NIAID and LLNL may not be required to continue funding our existing contracts. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract was not extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract.

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

United States government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.*

United States government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the United States government to unilaterally:

•	Audit and object to our NIAID, DTRA or LLNL contract-related costs and fees, and require us to reimburse all such costs and fees;

•	Suspend or prevent us for a set period of time from receiving new contracts or extending our existing contracts based on violations or suspected violations of laws or regulations;

•	Cancel, terminate or suspend our contracts based on violations or suspected violations of laws or regulations;

•	Terminate our contracts if in the government’s best interest, including if funds become unavailable to the applicable governmental agency;

•	Reduce the scope and value of our contracts; and

•	Change certain terms and conditions in our contracts.

The United States government will be able to terminate each of its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens, and as a result, the contract was not extended beyond July 20, 2012. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

The United States government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO or in federal court. If such a challenge is successful, our NIAID or LLNL contracts or any future contract we may be awarded may be terminated.*

The laws and regulations governing the procurement of goods and services by the United States government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

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

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business.*

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

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

Foreign governments typically also have laws and regulations governing contracts with their respective agencies. These foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing government contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our revenues and results of operations.

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.*

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our government contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the United States government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of August 1, 2012 our executive officers, directors, 5% shareholders and their affiliates own approximately 47% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of August 1, 2012, our executive officers, directors, 5% stockholders and their affiliates own approximately 47% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Trius Therapeutics, Inc.

Date: August 7, 2012	By:	/s/ JEFFREY STEIN

Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2012	By:	/s/ JOHN P. SCHMID

John P. Schmid Chief Financial Officer (Principal Financial Officer)