Form 10-Q
period 2012-09-30
Trius Therapeutics Inc
filed 2012-11-07
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 1, 2012 was 39,406,671.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,496	$11,381
Short-term investments, available-for-sale	57,404	47,762
Accounts receivable	4,785	4,272
Prepaid expenses and other current assets	3,134	3,272

Total current assets	78,819	66,687
Property and equipment, net	1,131	1,037
Restricted cash	150	150
Other assets	152	251

Total assets	$80,252	$68,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,378	$3,774
Accrued liabilities	7,666	6,959
Common stock warrant liability	5,571	7,124
Current portion of deferred revenue	293	377

Total liabilities	18,908	18,234
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2012 and December 31, 2011; 38,791,538 and 28,663,548 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	196,422	145,272
Accumulated other comprehensive income	9	7
Accumulated deficit	(135,092)	(95,392)

Total stockholders’ equity	61,344	49,891

Total liabilities and stockholders’ equity	$80,252	$68,125

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Contract research	$2,270	$2,995	$7,501	$8,568
Collaborations	2,919	1,733	11,010	1,733
License	784	25,708	3,518	25,708

Total revenues	5,973	30,436	22,029	$36,009
Operating expenses:
Research and development	19,332	14,903	52,557	35,722
General and administrative	4,427	3,731	10,742	8,550

Total operating expenses	23,759	18,634	63,299	44,272

Income (loss) from operations	(17,786)	11,802	(41,270)	(8,263)
Other income (expense):
Interest income	13	5	20	19
Fair value adjustment of common stock warrant liability	91	2,504	1,553	2,504
Other income (expense)	—	—	(3)	1

Total other income	104	2,509	1,570	2,524

Net income (loss)	$(17,682)	$14,311	$(39,700)	$(5,739)

Net income (loss) per share, basic	$(0.46)	$0.50	$(1.06)	$(0.22)

Weighted-average shares outstanding, basic	38,781	28,527	37,568	25,816

Net income (loss) per share, diluted	$(0.46)	$0.49	$(1.06)	$(0.22)

Weighted-average shares outstanding, diluted	38,781	29,477	37,568	25,816

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(17,682)	$14,311	$(39,700)	$(5,739)
Unrealized gain on available-for-sale securities, net	12	1	2	10

Comprehensive income (loss)	$(17,670)	$14,312	$(39,698)	$(5,729)

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(39,700)	$(5,739)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	480	372
Share-based compensation	2,241	1,994
(Gain) loss on fair value adjustment of stock warrant liability	(1,553)	(2,504)
Amortization of investment premiums	643	462
Deferred revenue	(83)	193
Changes in operating assets and liabilities:
Accounts receivable	(512)	(2,889)
Prepaid expenses and other current assets	138	(435)
Accounts payable	1,604	1,710
Accrued liabilities	711	3,541
Other assets	100	216

Net cash used in operating activities	(35,931)	(3,079)
Investing activities
Purchases of investments	(62,842)	(40,995)
Sales and maturities of investments	52,558	34,287
Purchases of property and equipment	(575)	(601)

Net cash used in investing activities	(10,859)	(7,309)
Financing activities
Proceeds from issuance of common stock, net of offering costs	48,374	28,013
Proceeds from exercise of stock options and stock issuances under employee stock purchase plan	531	307

Net cash provided by financing activities	48,905	28,320

Net increase in cash and cash equivalents	2,115	17,932
Cash and cash equivalents at beginning of period	11,381	14,515

Cash and cash equivalents at end of period	$13,496	$32,447

See accompanying notes.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Trius Therapeutics, Inc., or the Company, is a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life-threatening infections. The Company was originally incorporated in California in June 2004 and reincorporated in Delaware in December 2007.

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

Accounts Receivable

Accounts receivable at September 30, 2012 and December 31, 2011 represent amounts due under the Company’s Collaboration and License Agreement with Bayer Pharma AG, or the Bayer Agreement, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Unbilled accounts receivable consist of expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period but have not been billed to its customers and collaborators.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, long-term investments and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through September 30, 2012.

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

Research and Development Expenses

Research and development expenses include related salaries, benefits, share-based compensation, costs to third-party contractors to perform research, conduct clinical trials and develop drug materials, research supplies, associated overhead expenses, facilities costs and license fees paid to third parties for use of their intellectual property. Research and development costs are expensed as incurred.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at September 30, 2012 and December 31, 2011. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of September 30, 2012, statements of operations for the three and nine months ended September 30, 2012 and 2011, statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2012 and the results of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2012 and 2011 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table presents the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) per share
Numerator
Net income (loss)	$(17,682)	$14,311	$(39,700)	$(5,739)
Denominator
Weighted-average common shares outstanding	38,781	28,536	37,569	25,840
Less: Weighted-average shares subject to repurchase	—	(9)	(1)	(24)

Denominator for basic net income (loss) per share	38,781	28,527	37,568	25,816

Basic net income (loss) per share	$(0.46)	$0.50	$(1.06)	$(0.22)

Denominator for diluted net income (loss) per share	38,781	29,477	37,568	25,816

Diluted net income (loss) per share	$(0.46)	$0.49	$(1.06)	$(0.22)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common stock warrants	1,678,884	—	1,678,884	12,200
Common stock options	3,888,163	354,192	3,888,163	1,107,508

	5,567,047	354,192	5,567,047	1,119,708

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Significant Agreements and Contracts

License Agreements

In January 2007, the Company entered into a license agreement whereby the Company acquired the rights to certain proprietary materials and information related to DA-7128 (now known as tedizolid phosphate) from Dong-A Pharmaceuticals. The agreement requires payments of up to an aggregate of $13.0 million between completion of Phase 2 and registration of the product in various regions, of which $1.5 million was paid to Dong-A upon completion of the clinical study report in July 2012 for the Company’s first Phase 3 trial of tedizolid phosphate. The agreement terminates upon the expiration of the last royalty term for a licensed product. Either party may terminate the agreement upon 90 days’ prior written notice to the other upon or after a material, uncured default by the other party. The Company may terminate the agreement by sending Dong-A Pharmaceuticals 90 days’ advance written notice where the Company decides to discontinue development or commercialization of products for any reason. Dong-A Pharmaceuticals may terminate the agreement by sending 90 days’ advance written notice to the Company in the event that the Company fails to meet specified development and commercialization efforts within specified time periods.

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This is a cost reimbursement contract with total potential payments of up to $27.7 million. The Company recognizes revenues under this contract as the services are performed. The Company recorded revenues under this contract of $2.0 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $5.3 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. NIAID can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. As of September 30, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with NIAID at September 30, 2012 and December 31, 2011 were $856,000 and $644,000, respectively. Unbilled receivables were $1.7 million and $994,000 at September 30, 2012 and December 31, 2011, respectively. From contract inception through September 30, 2012, the Company has recognized $24.3 million in revenues related to the research performed under the NIAID contract.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract with total potential payments of up to $3.0 million which the Company may receive over three years in support of its development efforts. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and

$1.0 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of September 30, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with LLNL at September 30, 2012 and December 31, 2011 were $183,000 and $81,000, respectively. Unbilled receivables were $124,000 and $154,000 at September 30, 2012 and December 31, 2011, respectively. From contract inception through September 30, 2012, the Company has recognized $1.7 million in revenues related to the research performed under the LLNL contract.

In April 2010, the Company entered into a four and one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. Due to programmatic priorities toward later stage programs, on May 3, 2012, DTRA elected not to exercise its option to extend funding under the four and one-half-year federal contract with the Company for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract would not be extended beyond July 20, 2012. As a result, the Company has chosen to discontinue its marine natural products discovery program, which was solely funded by the DTRA contract. The Company recognized revenue under this contract as the services were performed. The Company recorded revenues under this contract of $0 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively. There were no billed receivables due under the Company’s contract with DTRA at September 30, 2012 or December 31, 2011. Unbilled receivables were $0 and $795,000 at September 30, 2012 and December 31, 2011, respectively. From contract inception through the termination of the contract in the second quarter of 2012, the Company recognized $7.3 million in revenues related to the research performed under our DTRA contract.

Collaborations

In July 2011, the Company entered into the Bayer Agreement with Bayer which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory, and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $3.7 million and $14.5 million for the three and nine months ended September 30, 2012 and $27.4 million for the three and nine months ended September 30, 2011, as further discussed in Note 8.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
U.S. Treasury securities	$57,404	$47,762

Total available-for-sale investments	$57,404	$47,762

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2012
U.S. Treasury securities with unrealized gains	$54,638	$9	$—	$54,647
U.S. Treasury securities with unrealized losses	2,757	—	—	2,757

Total available-for-sale securities	$57,395	$9	$—	$57,404

December 31, 2011
U.S. Treasury securities with unrealized gains	$30,175	$9	$—	$30,184
U.S. Treasury securities with unrealized losses	17,580	—	(2)	17,578

Total available-for-sale securities	$47,755	$9	$(2)	$47,762

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. The three securities in unrealized loss positions have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at September 30, 2012 and December 31, 2011 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2012
U.S. Treasury securities	$57,395	$57,404	$—	$—

Total available-for-sale securities	$57,395	$57,404	$—	$—

December 31, 2011
U.S. Treasury securities	$47,755	$47,762	$—	$—

Total available-for-sale securities	$47,755	$47,762	$—	$—

The proceeds from sales of available-for-sale securities during the three and nine months ended September 30, 2012 were $1.3 million and $7.6 million, respectively, and resulted in realized gains of less than $1,000. The proceeds from sales of available-for-sale securities during the three and nine months ended September 30, 2011 were $2.5 million and $3.0 million, respectively, and resulted in realized gains of less than $1,000.

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

Financial instruments measured at fair value as of September 30, 2012 and December 31, 2011 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Money Market funds, included in cash equivalents	$7,083	$7,083	$—	$—
U.S. Treasury securities, available-for-sale	57,404	—	57,404	—

Total	$64,487	$7,083	$57,404	$—

Liabilities:
Common stock warrant liability	5,571	—	—	5,571

Total	$5,571	$—	$—	$5,571

December 31, 2011
Assets:
Money Market funds, included in cash equivalents	$4,587	$4,587	$—	$—
U.S. Treasury securities, included in cash equivalents	850	—	850	—
U.S. Treasury securities, available-for-sale	47,762	—	47,762	—

Total	$53,199	$4,587	$48,612	$—

Liabilities:
Common stock warrant liability	7,124	—	—	7,124

Total	$7,124	$—	$—	$7,124

The fair value of the common stock warrant liability was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the common stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$(7,124)	$—
Purchases	—	—
Issuances	—	(8,682)
Settlements	—	—
Gains included in other income (expense)	1,553	2,504
Transfers (to) from Level 3	—	—

Ending balance	$(5,571)	$(6,178)

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants at September 30, 2012 were to decrease by 10%, the liability would have decreased approximately $0.6 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.6 million. These changes would have been recognized in the related component of other income (expense) in the Statement of Operations.

Note 5. Common Stock Warrants

Equity-classified warrants

During 2004, in connection with a financing arrangement, the Company issued warrants to purchase 140,909 shares of Series A-1 convertible preferred stock at $0.55 per share. After giving effect to the 1 for 8.6 reverse stock split approved in February 2010, 16,384 warrants remain outstanding at $4.73 per share.

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

Liability-classified warrants

On May 31, 2011, the Company closed a private placement transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded within other income (expense) in the Statement of Operations. The fair value of the warrants decreased by approximately $1.6 million during the nine months ended September 30, 2012 primarily due to the decline in the Company’s stock price since the December 31, 2011 measurement date. The warrants have been recorded at an estimated fair value of $5.6 million at September 30, 2012.

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

Warrants Exercised and Outstanding

No warrants to purchase common stock were exercised during the nine months ended September 30, 2012. During the three months ended September 30, 2011, 14,174 equity-classified warrants were net exercised resulting in the issuance of 6,431 shares of common stock. During the nine months ended September 30, 2011, 49,691 warrants were net exercised resulting in the issuance of 21,560 shares of common stock. At September 30, 2012 and December 31, 2011, there were 1,678,884 common stock warrants outstanding all of which were exercisable. The common stock warrants outstanding will expire between three years and five years from September 30, 2012 and have a weighted average exercise price of $8.46.

The fair value of the liability-classified common stock warrants was estimated using the Black-Scholes option pricing model based on the following assumptions at September 30, 2012:

Expected volatility	90%
Expected term (in years)	4.2
Risk-free interest rate	0.47%
Expected dividend yield	0%

Note 6. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	September 30, 2012	December 31, 2011
Common stock warrants	1,678,884	1,678,884
Shares available for purchase under the 2010 Employee Stock Purchase Plan	439,189	529,159
Common stock options outstanding	3,888,163	2,550,589
Common stock options available for future grant	1,199,250	1,770,844

Total common shares reserved for issuance	7,205,486	6,529,476

Note 7. Share-based Compensation

The Company granted 1,532,500 stock options to certain employees of the Company with a weighted average exercise price of $5.04 per share during the nine months ended September 30, 2012. The Company granted 524,000 stock options to certain employees and consultants of the Company with a weighted average exercise price of $6.53 per share during the nine months ended September 30, 2011. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	2,550,589	$3.63	8.15
Granted	1,532,500	$5.04
Exercised	(148,020)	$1.59		$539
Canceled	(46,906)	$6.26

Options outstanding at September 30, 2012	3,888,163	$4.24	8.21	$6,968

Options vested or expected to vest at September 30, 2012	3,875,090	$4.23	8.21	$6,957

Options exercisable at September 30, 2012	1,746,060	$3.35	7.22	$4,754

At September 30, 2012 and December 31, 2011, there was approximately $6.8 million and $3.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.89 years and 2.79 years, respectively.

During the three months ended September 30, 2012 and 2011, approximately 25,000 and 18,000 stock options were exercised, respectively, resulting in cash proceeds to the Company of approximately $68,000 and $16,000, respectively. During the nine months ended September 30, 2012 and 2011, approximately 148,000 and 46,000 stock options were exercised, respectively, resulting in cash proceeds to the Company of approximately $235,000 and $55,000, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share-weighted average fair value of stock options granted to employees during the nine months ended September 30, 2012 was $3.38.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the nine months ended September 30, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2012
Expected volatility	78%
Expected term (in years)	5.98
Risk-free interest rate	1.10%
Expected dividend yield	0%

Expected Volatility. The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development to the Company.

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and is remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. No stock options were granted to non-employees during the nine months ended September 30, 2012. The Company granted 5,000 stock options to non-employees during the nine months ended September 30, 2011.

In connection with non-employee options, the Company recognized expense of less than $1,000 and $(3,000) during the three months ended September 30, 2012 and 2011, respectively. The Company recognized expense related to non-employee options of less than $1,000 and $9,000 during the nine months ended September 30, 2012 and 2011, respectively.

Share-based Compensation Summary. Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Employee Stock Purchase Plan and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$357	$336	$1,057	$967
General and administrative	384	416	1,184	1,027

Total	$741	$752	$2,241	$1,994

Since the Company had a net operating loss carryforward as of September 30, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the nine months ended September 30, 2012 and 2011 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 8. Revenue Recognition Under Multiple Element Arrangements

In July 2011, the Company entered into the Bayer Agreement which is an exclusive agreement to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate in the Bayer Licensed Territory which includes China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

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

The Company allocated the estimated arrangement consideration based on the percentage of the relative selling price of each unit of accounting. The Company estimated the selling price of the License using the relief from royalty method income approach. The assumptions were based on the estimated after-tax income related to a hypothetical license agreement with a third-party pharmaceutical partner company, which would jointly develop tedizolid phosphate with the Company and hold the rights outside of the U.S., the European Union and Canada. The significant inputs used to determine the selling price were estimates of product sales in the licensed territory, the royalties to be received by the Company from these sales, contractual milestone payments to be received by the Company, total expenses expected to be incurred by the Company, the Company’s income tax rate in future years, and the discount rate used to discount the cash flows to their present values. If the Company’s best estimate of the selling price of the License had been less than the estimate made at the time of initial assessment, then less of the arrangement consideration would have been allocated to the License, while an equal amount would have been allocated to the Global Development Plan Services. If the amount allocated to the License had been less than the upfront payment, then that difference would not have been recorded immediately but would have been deferred until the future periods over which the Global Development Plan Services would be performed. Assuming a constant selling price for the Global Development Plan Services, if there was an assumed 10% decrease in the estimated selling price of the License, or approximately $2.9 million, the Company determined that this change in estimated selling price would have reduced the allocation of the initial arrangement consideration allocated to the License agreement by about $1.6 million.

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

Revenues recognized related to the Bayer Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaborations	$2,919	$1,733	$11,010	$1,733
License	784	25,708	3,518	25,708

Total	$3,703	$27,441	$14,528	$27,441

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

In both May 2012 and August 2012, the Company earned $2.0 million milestone payments for progress made on its second Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI. The Company determined each of these $2.0 million milestones to be substantive at the inception of the Bayer Agreement. As such, the $2.0 million milestone earned in May 2012 was recognized as revenue in the quarter ended June 30, 2012 with $0.8 million recorded as license revenues and $1.2 million recorded as collaboration revenue. The $2.0 million milestone earned in August 2012 was recognized as revenue in the quarter ended September 30, 2012 with $0.8 million recorded as license revenues and $1.2 million recorded as collaboration revenue. Both of these milestones were allocated in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. From inception of the contract through September 30, 2012, the Company has provided certain Global Development Plan Services to Bayer. Under the Bayer Agreement, the Company is entitled to be reimbursed for certain costs associated with the performance of these services. At September 30, 2012, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services since inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services for the remainder of the Global Development Period. The expected arrangement consideration was multiplied by the percentage of completion to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the three and nine months ended September 30, 2012, the Company recognized $1.4 million and $4.7 million, respectively, in Collaboration revenues related to performance of Global Development Plan Services. For the three and nine months ended September 30, 2011, the Company recognized $0.4 million in Collaboration revenues related to performance of Global Development Plan Services.

Development expenses incurred by Trius that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, Trius may perform certain services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statement of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as Collaboration revenues in the period the services are performed. Collaboration revenues recognized for the performance of Bayer Licensed Territory Services during the three and nine months ended September 30, 2012 consisted of $255,000 and $751,000, respectively, in contract research and $33,000 and $90,000, respectively, of intellectual property support fees.

The Company may receive up to $69.1 million upon the achievement of certain development, regulatory and commercial events. Approximately $34.1 million of the future payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based upon its efforts. In September 2011, the Company earned $2.0 million of this total for dosing the first patient in its second Phase 3 clinical trial of tedizolid phosphate. In January 2012, the Company earned an additional $5.0 million for the successful completion of its first Phase 3 trial. The Company earned a $2.0 million milestone in May 2012 and another $2.0 million milestone in August 2012, both of which were tied to progress made on the Company’s second Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of Bayer.

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

Note 9. Stockholders’ Equity

Public Offering of Common Stock

         On January 31, 2012, the Company completed a public offering in which an aggregate of 9,890,000 shares of its common stock were sold at a purchase price of $5.25 per share. The Company raised a total of $48.4 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.4 million.

Committed Equity Line of Credit

In August 2012, the Company entered into a committed equity line of credit with Terrapin Opportunity, L.P., or Terrapin, pursuant to which the Company may sell up to the lesser of $25.0 million of its common stock or 7,757,607 shares of its common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement, or the Terrapin Purchase Agreement. The Company is not obligated to utilize any portion of the facility. The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to utilize the facility by delivery of a draw down notice to Terrapin, the Company will issue shares to Terrapin at a discount ranging from 3.00% to 5.30% of the volume weighted average price of the Company’s common stock over a preceding period of trading days, or the Draw Down Period. The Terrapin Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Terrapin an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Terrapin’s exercise of such an option, the Company will sell to Terrapin the shares subject to the option at a price equal to the greater of (i) the daily volume weighted average price of the Company’s common stock on the day Terrapin notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount ranging from 3.00% to 5.30%. Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on September 11, 2012. The Terrapin Purchase Agreement will terminate on September 1, 2014.

In October 2012, the Company sold 612,133 shares of its common stock under the Terrapin Purchase Agreement and received net proceeds of $3.4 million after deducting estimated expenses.

Note 10. Commitments

The Company’s amended facility lease will expire on June 30, 2014 and the Company has options to extend the lease on or before December 31, 2013. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended September 30, 2012 and 2011 was $203,000 and $163,000, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was $584,000 and $449,000, respectively.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for life threatening infections. We are developing tedizolid phosphate, an intravenous, or IV, and oral antibiotic, for the treatment of serious Gram-positive bacterial infections, for acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, and subsequently for other indications, including bacteremia. ABSSSI is a new classification for complicated skin and skin structure infections, or cSSSI. Tedizolid phosphate, the Company’s lead product candidate, is a once daily IV and orally administered second generation oxazolidinone being developed for the treatment of serious Gram-positive infections, including those caused by methicillin-resistant staphylococcus aureus (MRSA). In addition, we are discovering antibiotics for broad spectrum infections using our proprietary discovery platform under two government contracts: one funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH; and a second contract with Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration.

In December 2011, we completed our first Phase 3 clinical trial, the ESTABLISH-1 (TR-701-112) study, of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, and in September 2011, we initiated our second Phase 3 clinical trial, the ESTABLISH-2 (TR-701-113) study, of the IV to oral transition therapy for the treatment of ABSSSI and we expect to report top-line data on this second Phase 3 clinical trial in early 2013. We currently expect to submit a New Drug Application, or NDA, to the Food & Drug Administration, or FDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013. We have also completed a Phase 1 clinical trial which evaluated the ability of tedizolid phosphate to penetrate into the lung, for potential use in treating lung infections. Based on the results of the study, we plan to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia in the first half of 2013 using the same 200 mg, once daily dose of tedizolid phosphate that we are currently testing for skin infections.

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

As of September 30, 2012, we had an accumulated deficit of $135.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Overview

Revenues

We have recognized $82.0 million of revenues from inception through September 30, 2012. We have derived substantially all of our revenues from our Bayer Agreement and government contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our contracts with NIAID and LLNL as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Clinical and nonclinical research and development (including manufacturing)	$16,253	$11,857	$43,409	$27,224
Preclinical research and development	3,079	3,046	9,148	8,498

Total	$19,332	$14,903	$52,557	$35,722

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Contract research	$2,270	$2,995	$(725)	(24)%
Collaborations	2,919	1,733	1,186	68%
License fees	784	25,708	(24,924)	(97)%

Total	$5,973	$30,436	(24,463)	(80)%

Contract research revenues decreased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to decreased research performed under our DTRA contract as a result of DTRA’s election in May 2012 not to extend the contract. This decrease was partially offset by an increase in research performed under our NIAID contract.

License and collaboration revenues for the three months ended September 30, 2012 relate to activities performed under our collaboration and license agreement with Bayer that we entered into in July 2011. We performed certain development and regulatory services under the Bayer collaboration and license agreement during the three months ended September 30, 2012 for which we recognized $1.7 million as collaboration revenues. In addition, we earned a $2.0 million milestone payment for progress made on our second Phase 3 clinical trial of tedizolid phosphate. At the inception of the Bayer Agreement, we determined that this milestone would be substantive when earned. Therefore, the $2.0 million payment was recognized as revenue during the quarter ended September 30, 2012 with $0.8 million recorded as License revenues and $1.2 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

License and collaboration revenues for the three months ended September 30, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer. Upon entry into the license and collaboration agreement, Bayer made an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the License and was recorded as license revenue during the three months ended September 30, 2011. The remaining $0.1 million was allocated to the Global Development Plan Services and was recorded as collaboration revenue during the three months ended September 30, 2011. We also performed certain development and regulatory services under the Bayer collaboration and license agreement during the three months ended September 30, 2011 for which we recognized $441,000 as collaboration revenues. In addition, we earned a $2.0 million payment that was contingent upon the first patient being dosed in our second Phase 3 clinical trial of tedizolid phosphate. We increased the allocable arrangement consideration when the contingent payment was earned and recognized $1.2 million of collaboration revenues and $0.8 million of license revenues during the three months ended September 30, 2011.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Research and development expenses	$19,332	$14,903	$4,429	30%

During the three months ended September 30, 2012 our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID and LLNL contracts and other preclinical activities. Development expenses for tedizolid phosphate increased by approximately $4.4 million during the three months ended September 30, 2012 primarily due to clinical and nonclinical costs to support our planned NDA filing with the FDA.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
General and administrative expenses	$4,427	$3,731	$696	19%

The increase in general and administrative expenses was primarily due to additional commercial planning activities for tedizolid phosphate. This increase was partially offset by a decrease in costs related to partnering activities due to finalizing the collaboration and license agreement with Bayer during the three months ended September 30, 2011.

Other Income (Expense)

The following table summarizes our other income for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Interest income	$13	$5	$8	160%
Fair value adjustment of common stock warrant liability	91	2,504	(2,413)	(96)%

Total Other Income (Expense)	$104	$2,509	(2,405)	(96)%

Other income and expense for the three months ended September 30, 2012 resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense. There were no significant changes in the inputs to the valuation model during the three months ended September 30, 2012. During the three months ended September 30, 2011, a decrease in the price of our common stock caused a corresponding decrease in the estimated fair value of the warrant liability. This decrease resulted in $2.5 million of other income.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Contract research	$7,501	$8,568	$(1,067)	(12)%
Collaborations	11,010	1,733	9,277	535%
License fees	3,518	25,708	(22,190)	(86)%

Total	$22,029	$36,009	(13,980)	(39)%

Contract research revenues decreased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to decreased research performed under our DTRA contract. This decrease was partially offset by an increase in work performed under our NIAID and LLNL contracts.

License and collaboration revenues for the nine months ended September 30, 2012 relate to activities performed under our collaboration and license agreement with Bayer that we entered into in July 2011. We performed certain development services under the Bayer Agreement during the nine months ended September 30, 2012 for which we recognized $5.5 million as collaboration revenues. In addition, we earned a $5.0 million payment that was contingent upon the successful completion of our first Phase 3 clinical trial of tedizolid phosphate and two $2.0 million payments for progress made on our second Phase 3 clinical trial of tedizolid phosphate. At the inception of the Bayer Agreement, we determined that these milestones would be substantive when earned. Therefore, these payments were recognized as revenue when earned with $3.5 million recorded as License revenues and $5.5 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

License and collaboration revenues for the nine months ended September 30, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer. Upon entry into the license and collaboration agreement, Bayer made an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the License and was recorded as License revenue during the three months ended September 30, 2011. The remaining $0.1 million was allocated to the Global Development Plan Services and was recorded as Collaboration revenue during the three months ended September 30, 2011. We also performed certain development and regulatory services under the Bayer collaboration and license agreement during the three months ended September 30, 2011 for which we recognized $441,000 as Collaboration revenues. In addition, we earned a $2.0 million payment that was contingent upon the first patient being dosed in our second Phase 3 clinical trial of tedizolid phosphate. We increased the allocable arrangement consideration when the contingent payment was earned and recognized $1.2 million of Collaboration revenues and $0.8 million of License revenues during the three months ended September 30, 2011.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Research and development expenses	$52,557	$35,722	$16,835	47%

During the nine months ended September 30, 2012, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA, LLNL contracts and other preclinical activities. During the nine months ended September 30, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our NIAID, DTRA and LLNL contracts. Development expenses for tedizolid phosphate increased by approximately $16.2 million during the nine months ended September 30, 2012 primarily due to clinical and nonclinical costs to support our planned NDA filing with the FDA.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
General and administrative expenses	$10,742	$8,550	$2,192	26%

The increase in general and administrative expenses was primarily due to additional commercial planning activities for tedizolid phosphate. This increase was partially offset by a decrease in costs related to partnering activities which were incurred in connection with the collaboration and license agreement entered into with Bayer in 2011.

Other Income (Expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Interest income	$20	19	$1	5%
Fair value adjustment of common stock warrant liability	1,553	2,504	(951)	(38)%
Other income (expense)	(3)	1	(4)	(400)%

Total Other Income (Expense)	$1,570	$2,524	(954)	(38)%

Other income for the nine months ended September 30, 2012 was $1.6 million and resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recognized upon the issuance of warrants in connection with a private placement of stock in May 2011 and is remeasured at each reporting date with changes in estimated fair value recorded as other income or expense. The decrease in the estimated fair value of the common stock warrant liability during the nine months ended September 30, 2012 was due primarily to the decrease in our stock price since December 31, 2011. The fair value adjustment recorded during the nine months ended September 30, 2011 resulted from a decrease in our stock price from the value recorded when the warrants were issued.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, contract research funding under our government contracts, our collaboration and license agreement with Bayer and research grants. As of September 30, 2012, we had cash and cash equivalents and investments of approximately $70.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of September 30, 2012, our funds are held in cash, money market funds and United States Treasury securities.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(35,931)	$(3,079)
Net cash used in investing activities	(10,859)	(7,309)
Net cash provided by financing activities	48,905	28,320

Net increase in cash and cash equivalents	$2,115	$17,932

During the nine months ended September 30, 2012 and 2011 our operating activities used cash of $35.9 million and $3.1 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The increase in cash used in operations during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increased expenses associated with our clinical program for tedizolid phosphate which were partially offset in 2011 by the receipt of a $25.0 million payment from Bayer upon entering into the Bayer Agreement. During the nine months ended September 30, 2012, our investing activities used cash of $10.9 million primarily due to purchases of investments in excess of proceeds from sales and maturities of investments. During the nine months ended September 30, 2012, financing activities provided cash of $48.9 million which was primarily derived from proceeds received from our public offering of common stock in January 2012 from which we raised a total of $48.4 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. Cash provided by financing activities during the nine months ended September 30, 2011 was primarily derived from a private placement of stock in May 2011 from which we received net proceeds of approximately $28.0 million.

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

On August 30, 2012, we entered into a committed equity line of credit with Terrapin Opportunity, L.P., or Terrapin, under which we may sell up to the lesser of $25.0 million of common stock or 7,757,607 shares of our common stock over an approximately 24-month period pursuant to a Common Stock Purchase Agreement, the Terrapin Purchase Agreement. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Terrapin at a discount ranging from 3.00% to 5.30% of the volume weighted average price of our common stock over a preceding period of trading days. Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on September 11, 2012. In October 2012, we sold 612,133 shares of our common stock under the Terrapin Purchase Agreement and received net proceeds of $3.4 million after deducting estimated expenses of $0.1 million.

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

We do not anticipate that our existing working capital alone will be sufficient to fund our operations through the successful development and commercialization of tedizolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical and nonclinical activities to support potential regulatory approval of tedizolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or convertible debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at September 30, 2012:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$1,280	$721	$559	$—	$—

Upon completion of the clinical study report in July 2012 for our first Phase 3 clinical trial of tedizolid phosphate, we paid a $1.5 million milestone under our license agreement with Dong-A. We may be required to make up to an aggregate of $11.5 million in additional payments to Dong-A upon the achievement of specified development and regulatory approval milestones. We are unable at this time to estimate with certainty the amount or timing of future costs we will incur under this agreement.

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

Our cash equivalents and available-for-sale investments consisted of money market funds and debt instruments of agencies of the U.S. government at September 30, 2012. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of September 30, 2012, we had an accumulated deficit of $135.1 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

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

In May 2011, we completed a private placement, raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. In January 2012, we completed our public offering, raising $48.4 million in net proceeds. In August 2012, we entered into a committed equity line of credit under which we may sell up to $25.0 million of our common stock from time to time to Terrapin over a 24-month period. To date, we have received aggregate net proceeds of $3.4 million under the committed equity line of credit. We expect that the net proceeds from our public offerings, revenues under our Bayer collaboration and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

The timing of the milestone and royalty payments we are entitled to receive from Bayer is uncertain and could adversely affect our cash flows and results of operations.*

The timing of the up to $58.1 million remaining that we are entitled to receive upon the achievement of certain milestones under our collaboration and license agreement with Bayer is inherently uncertain. The receipt of milestone payments under the Bayer collaboration and license agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. However, while receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

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

Risks Related to our Business

We are heavily dependent on the success of tedizolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for tedizolid phosphate. If we fail to obtain regulatory approval for tedizolid phosphate, our business will be materially harmed.*

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed one Phase 3 study, one Phase 2 study and thirteen Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the SPA agreement we reached with the FDA on the protocol for our first Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our first Phase 3 clinical trial of tedizolid phosphate. We completed our first Phase 3 trial in ABSSSI and, in December 2011, announced the positive results on both the early endpoints used by the FDA and the post-treatment assessment used by the European Medicines Agency, or EMA. In addition, we obtained a SPA agreement for our second Phase 3 clinical trial of tedizolid phosphate in August 2011 and commenced enrollment in September 2011. If our second Phase 3 clinical trial of tedizolid phosphate is also successful, we plan to use both Phase 3 trials as a basis for our NDA and Marketing Authorization Application submissions, seeking approvals to commercialize the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration are also being performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of Adverse Events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA or EMA approvals for this product. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.*

We may experience delays in clinical trials of our product candidates. To date, tedizolid phosphate has completed one Phase 3 study for the treatment of ABSSSI, and a second Phase 3 study is currently ongoing. The first patient was enrolled in our second Phase 3 study in September 2011. In parallel with the ongoing Phase 3 trial, we are conducting additional safety, pharmacology and special population clinical studies necessary for registration. If both of our Phase 3 studies are successful, we intend to use these trials as a basis to submit an NDA and EMA submission for the approval of the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

The SPAs for our Phase 3 studies of tedizolid phosphate do not guarantee any particular outcome from regulatory review of our Phase 3 studies.*

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and data analysis and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific developments regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We do not know how the FDA will interpret the commitments under the agreed upon SPAs, how it will interpret the data and results or whether it will approve tedizolid phosphate for the treatment of ABSSSI. In addition, although the FDA has provided us with feedback as to the adequacy of the proposed size of our safety population to support an NDA, it may, require us to conduct additional clinical trials. As a result, we cannot guarantee any particular outcome from regulatory review of these planned Phase 3 studies.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of November 1, 2012, we employed 88 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•	We or Dong-A were the first to make the inventions covered by each of our pending or issued patent applications or our licensed pending or issued patent applications;

•	We or Dong-A were the first to file patent applications for these inventions;

•	Others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	Any of our or Dong-A’s pending patent applications will result in issued patents;

•	Any of our or Dong-A’s patents, once issued, will be valid or enforceable;

•	Any patents issued to us or Dong-A will provide us with any competitive advantages, or will be challenged by third parties;

•	We will develop additional proprietary technologies that are patentable;

•	The patents of others will have an adverse effect on our business; or

•	Our unissued patents in the Bayer Licensed Territory will ever issue, and if they do not issue, this could adversely affect our collaboration and license agreement with Bayer.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of November 1, 2012 our executive officers, directors, 5% shareholders and their affiliates own approximately 46% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 1, 2012, our executive officers, directors, 5% stockholders and their affiliates own approximately 46% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 4.	Mine Safety Disclosures

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsy the Biotechnology Group, Inc.

4.3(2)	Amended and Restated Investor Rights Agreement dated March 19, 2008, as amended, among Trius Therapeutics, Inc. and certain of its stockholders.

4.4(3)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.5(3)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1	Tenth Amendment Dated August 30, 2012 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.2(4)	Common Stock Purchase Agreement between Trius Therapeutics, Inc. and Terrapin Opportunity, L.P. dated August 30, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050), filed with the Securities and Exchange Commission on June 21, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
(4)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on August 31, 2012.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: November 7, 2012	By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2012	By:	/s/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)