Form 10-K
period 2012-12-31
Trius Therapeutics Inc
filed 2013-03-13
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-34828

TRIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1320630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6310 Nancy Ridge Drive, Suite 105 San Diego, California 92121	92121 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $105,199,596. Excludes an aggregate of 18,263,819 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2012. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 1, 2013, there were 47,854,151 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the registrant’s 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious infections. We are developing tedizolid phosphate, a new, novel antibiotic, for the treatment of serious Gram-positive bacterial infections, including those caused by methicillin-resistant staphylococcus aureus, or MRSA. Tedizolid phosphate is being developed for acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, and potentially for other indications. ABSSSI is the current classification for complicated skin and skin structure infections. In addition, we are discovering antibiotics for infections caused by Gram-negative bacteria using our structure based discovery platform.

In December 2011, we reported top line data from our first Phase 3 clinical trial, the ESTABLISH 1 (TR701-112) study, of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI. All primary and secondary endpoints for the ESTABLISH 1 study were achieved. In December 2012, we completed enrollment in our second Phase 3 clinical trial, the ESTABLISH 2 (TR701-113) study, of the intravenous to oral transition therapy for the treatment of ABSSSI. We expect to report top line data from this second Phase 3 clinical trial near the end of the first quarter in 2013. We currently expect to submit a New Drug Application, or NDA, to the Food and Drug Administration, or FDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013.

We also expect to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we are testing for ABSSSI. We are currently working with the FDA and the European Medicines Agency, or EMA to develop the protocol for the Phase 3 study and, pending agreement from the regulatory agencies, we plan to initiate it in the second half of 2013.

The FDA has designated tedizolid phosphate as a Qualified Infectious Disease Product, or QIDP, for the treatment of ABSSSI as well as for the treatment of pneumonia, which designation enables us to benefit from certain incentives for the development of new antibiotics, including priority review and eligibility for fast-track status. The QIDP designations were granted for both the intravenous, or IV, and oral dosage forms of tedizolid phosphate.

In July 2011, we signed a collaboration and license agreement with Bayer Pharma AG, or Bayer, under which we granted Bayer exclusive rights to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory. We intend to continue to evaluate potential strategic alliances for tedizolid phosphate in Europe.

We were originally incorporated in California in June 2004 and reincorporated in Delaware in December 2007. Our principal offices are in San Diego, California. We maintain an internet site at www.triusrx.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Our Product Candidates

We believe that our product candidates may offer advantages over existing antibiotics in terms of efficacy, safety, bacterial resistance and dosing convenience. We also believe that the markets for our product candidates present us with significant commercial opportunities. Our product candidates are in various stages of development and none have been approved for sale. Our ability or our licensees’ ability to obtain regulatory approval of any of our product candidates requires us or our licensees to successfully complete the clinical development of each such product candidate and demonstrate through data submissions the safety and efficacy of the product candidate to the satisfaction of the FDA and comparable foreign regulatory authorities. Clinical trials involve a lengthy and expensive process with an uncertain outcome, and efficacy and safety data of earlier studies and trials conducted thus far may not be predictive of future trial results.

Our current product candidate portfolio consists of the following:

Product Candidate	Target Indications	Development Status

Tedizolid Phosphate	ABSSSI	Phase 3 oral clinical trial completed in December 2011 Phase 3 IV to oral patient enrollment completed in December 2012; top-line data expected near the end of the first quarter of 2013.
	Pneumonia	Phase 1 clinical trial completed; Phase 3 HABP/VABP[1] clinical trial to commence in 2013

GyrB/ParE	Broad spectrum	Preclinical IV, Phase 1 to commence in 2014

1 Hospital Acquired Bacterial Pneumonia/Ventilator Associated Bacterial Pneumonia

Our Strategy

Our strategy is to discover and develop a pipeline of antibiotics focused on the treatment of serious infections, consisting of tedizolid phosphate and additional compounds discovered internally using our proprietary discovery platform.

With respect to tedizolid phosphate, our strategy is to:

•	Obtain regulatory approval for the treatment of ABSSSI initially in the United States and subsequently in the European Union, or EU;

•	Build a hospital-directed sales force and/or collaborate with third parties for commercialization in the United States;

•	Out-license rights to, or collaborate with third parties, in Europe, as we have done with Bayer for development and commercialization rights in the Bayer Licensed Territory.

•	Pursue further clinical development for the treatment of pneumonia; and

•	Potentially pursue clinical development for the treatment of other indications;

With respect to our preclinical programs and proprietary discovery platform, our strategy is to:

•	Advance our preclinical programs into clinical development;

•	Actively pursue additional government contract revenues and/or collaborative partners to support the discovery and development of existing and additional compounds; and

•	Continue to use our proprietary discovery platform to discover additional antibiotics that we may develop internally or with third parties.

To execute on our strategy, we have built a strong management team with significant development and regulatory experience. Our senior management team consists of eight individuals who collectively have been involved in the development and approval of a significant number of anti-infective drugs.

As of March 1, 2013, we had 90 employees, of which 28 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

The Need for New Antibiotics for Drug-Resistant Gram-Positive Pathogens

There is a significant need for new antibiotics to treat serious Gram-positive infections, due primarily to the growing incidence of drug resistance to currently marketed antibiotics. By far the most prevalent resistant Gram-positive bacterial pathogen in the hospital and community today is MRSA. The market for antibiotics approved to treat MRSA is growing rapidly. According to IMS Health and other publicly available data, the total United States sales of the six antibiotics approved to treat MRSA is estimated to have grown from $778 million in 2005 to $1.85 billion in 2012. We believe that this market will continue to grow rapidly due to several factors:

•

Increasing obsolescence of vancomycin. The most widely prescribed antibiotic for treating Gram-positive infections is vancomycin IV, which is estimated to have accounted for approximately 70% of in-hospital days of therapy in the United States for Gram-positive infections in 2012. It is administered twice daily as an IV infusion and for many years had been reserved for use only after treatment with other antibiotics has failed. However, the emergence of MRSA has led to an increase in use of vancomycin as the initial treatment assuming the presence of MRSA before it has been confirmed. This increasing usage, in turn, has contributed to the emergence of vancomycin-resistant bacteria such as vancomycin-resistant Enterococcus, or VRE, and vancomycin-intermediate Staphylococcus aureus, or VISA. The latter strain is of particular concern given the high rate of MRSA infections in the hospital and community. Based on the rapid rise of MRSA with reduced susceptibility to vancomycin, we believe that vancomycin may soon be rendered obsolete as a treatment for MRSA and that new, more effective antibiotics, are increasingly replacing vancomycin as the standard treatment for MRSA infections.

•

Demand for focused spectrum agents. The use of broad spectrum antibiotics, such as cephalosporins and quinolones, which have both Gram-positive and Gram-negative activity, has led to a dramatic increase in the prevalence of infectious diarrhea caused by highly virulent strains of Clostridium difficile. Further, the use of these agents is leading to increased prevalence of MRSA strains as well as

Gram-negative pathogens that are cross-resistant to these agents. Consequently, there is a significant and growing need for focused spectrum drugs with potent activity against MRSA.

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

Despite the significant need for new antibiotics with the above attributes, over the last 40 years, only two new classes of focused spectrum antibiotics have been marketed for the treatment of infections caused by Gram-positive bacteria: the oxazolidinones, introduced to the market in 2000, and the lipopeptides, introduced to the market in 2003. To date, only one antibiotic has been approved in each of these new classes: Zyvox® (linezolid), an oxazolidinone; and Cubicin® (daptomycin), a lipopeptide. Sales of these two antibiotics accounted for approximately 80% of the 2012 revenues for antibiotics labeled for MRSA in the United States. We believe that both Zyvox® and Cubicin® have been commercially successful because of their activity against drug-resistant Gram-positive bacteria, particularly MRSA, although resistance to these antibiotics has been increasing.

Cubicin® is a lipopeptide antibiotic that can be dosed once daily by IV infusion. It is labeled for the treatment of cSSSI, bacteremia and right sided endocarditis involving Gram-positive bacteria. However, Cubicin® is ineffective in treating lung infections. Cubist Pharmaceuticals, Inc. reported net United States revenues of $809.2 million in 2012 related to Cubicin®.

Zyvox® is the only IV and oral antibiotic labeled for the treatment of Gram-positive infections, including those caused by MRSA, and remains the market leading antibiotic for serious Gram-positive infections based on worldwide sales of $1.3 billion in 2012, as reported by Pfizer. We believe Zyvox®’s sales advantage over Cubicin® stems from its availability in both IV and oral dosage forms and activity against lung infections. Zyvox® is labeled for the treatment of cSSSI and uncomplicated skin and skin structure infections, or uSSSI, CABP involving Streptococcus pneumoniae, HAP, VAP and VRE infections.

Because of the commercial success of Zyvox® and the potential for an improved oxazolidinone, a number of companies, including Pfizer Inc., Merck & Co. Inc., Johnson & Johnson, AstraZeneca PLC, MicuRx Pharmaceuticals, Inc., Kyorin Pharmaceutical Co. Ltd., Ranbaxy Laboratories Ltd. and Rib-X Pharmaceuticals Inc., have attempted to develop a new oxazolidinone antibiotic. To our knowledge, only we have reported Phase 3 data of a new oxazolidinone for the treatment of severe infections such as ABSSSI.

We believe that there is a broad market opportunity for tedizolid. Currently the hospital market is comprised of generic vancomycin accounting for approximately 70% of the days of therapy in the U.S., while published reports have shown decreased susceptibility to vancomycin. The majority of the remaining addressable market is then captured by either Zyvox® or Cubicin®. In addition to the hospital market, we believe that tedizolid with its once-a-day IV and oral dosage forms and short course of therapy will have a role in treating patients in both the home infusion/infusion clinic market as well as the retail pharmacy market. Therefore, we believe there is a significant opportunity for new antibiotics available in both IV and oral dosage forms that offer potency, convenience and safety advantages over existing therapies for the treatment of serious Gram-positive infections.

Tedizolid Phosphate

Tedizolid phosphate is a new, novel antibiotic being developed for the treatment of serious Gram-positive infections, including those caused by MRSA. We believe tedizolid phosphate is the second generation oxazolidinone furthest advanced in clinical development for the treatment of such infections. Tedizolid phosphate is a novel prodrug antibiotic that is cleaved in the blood stream to the active compound, tedizolid. We acquired exclusive rights to certain patent applications and other intellectual property related to tedizolid phosphate through a license agreement with Dong-A ST Co., Ltd., as successor-in-interest to Dong-A

Pharmaceutical Co., Ltd., or Dong-A, in January 2007. We have licensed or own issued and pending United States utility patent applications and foreign national and regional counterpart applications, which, if all are issued, may provide patent protection for tedizolid phosphate and subject matter related thereto that would expire between 2024 and 2032, absent any extension.

As a second generation oxazolidinone, tedizolid phosphate shares the positive attributes of linezolid, including the availability of IV and oral dosage forms, highly efficient oral absorption and tissue penetration and distribution, and activity against MRSA. However, based on clinical and nonclinical data, we believe that tedizolid phosphate has significant potential advantages over linezolid, including the following:

•

Greater Potency. In vitro tests on over 6,000 recent bacterial strains isolated from patients show that the potency of tedizolid is 4-to-16-times greater than linezolid against linezolid-susceptible strains and up to 16-times greater than linezolid against linezolid-resistant strains. Tedizolid has maintained this potency advantage in all animal models of infection tested to date, including models of skin and lung infections as well as sepsis and endocarditis.

•

Shorter Dosing Regimen and More Convenient, Once Daily Dosing. Tedizolid phosphate can be administered once daily for six days for the treatment of ABSSSI as compared to twice daily for 10 to 14 days for linezolid. We believe this shorter and once daily dosing regimen will contribute to improved patient compliance and potentially decrease the risk of drug induced adverse events and limit the emergence of resistance. We believe that this may result in improved clinical outcomes and significant savings for hospitals and payer organizations.

•

Bactericidal Activity In Vivo. Tedizolid acts synergistically with the immune system to kill bacteria and eliminate the infection. Tedizolid penetrates in high concentration into macrophages and its antibacterial effects are amplified more than 25-times by circulating leucocytes, both key players in the innate immune system of humans. These features of tedizolid phosphate contribute to its in vivo bactericidal activity, or killing of pathogenic bacteria in the body, which is thought to yield a higher degree of efficacy and faster eradication of the pathogenic bacteria than is achieved with bacteriostatic antibiotics.

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

•

Low Intrinsic Frequency of Resistance. The frequency at which MRSA evolved resistance to tedizolid phosphate was 16-times lower than the frequency at which it evolves resistance against linezolid. We believe that this low intrinsic frequency of resistance indicates that tedizolid phosphate may generate fewer resistant strains of bacteria compared to linezolid. We believe this low frequency of resistance may allow for wider use of tedizolid phosphate and limit the emergence of resistance, especially in community applications where the rapid spread of bacterial resistance is of significant concern. This may also result in the slower emergence of bacterial pathogens that are resistant to tedizolid.

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

•	Fewer Drug-Drug/Drug-Food Interactions. Enzymes known as cytochrome P450’s, or CYPs, are responsible for the metabolism of most drugs. As tedizolid does not affect this important pathway of drug metabolism and itself is not metabolized by CYPs, metabolic drug-drug interactions with tedizolid are unlikely. In addition, in vivo inhibition of monoamine oxidases, or MAOs, has not been shown with tedizolid in contrast to published linezolid results. Therefore, interactions with SSRIs, SNRIs, vasocontrictors and foods containing high tyramine are not expected.

•

Improved Safety Profile for Long Term Dosing. The results of our comparative 21-day Phase 1 clinical trial showed that a 200 mg daily dose of tedizolid phosphate had less impact on hematological parameters indicative of myelosuppression than the labeled dose of linezolid (600 mg twice daily). Based upon the results of this clinical trial, we believe that tedizolid phosphate may offer a safer alternative to linezolid for infections requiring longer term dosing.

Despite its advantages, market acceptance and sales of tedizolid phosphate will depend on many factors, including successfully demonstrating the safety and efficacy of tedizolid phosphate in our Phase 3 clinical trials, competitiveness of the product labeling approved by the FDA, effectiveness of the sales and promotional efforts for the product, acceptance by physicians and payers of tedizolid phosphate as a safe and effective treatment, reimbursement status, its cost relative to competing antibiotics and the outcomes of the development and approval of competitive products. In particular, in the absence of a diagnosis of a Gram-positive infection, clinicians may prefer to initially prescribe an antibiotic with a broader spectrum of coverage than tedizolid phosphate until the diagnosis of a Gram-positive infection is confirmed. If approved, tedizolid phosphate will compete against a number of antibiotics that have been approved and have shown activity against serious Gram-positive infections, including those caused by MRSA. These antibiotics include vancomycin, linezolid, daptomycin, tigecycline, telavancin and ceftaroline. We may also compete with antibiotics currently in, or which may soon enter, Phase 3 development or registration for ABSSSI (or cSSSI), such as CEM-102, dalbavancin, delafloxacin, NXL-103, oritavancin, PTK 0796, radezolid, BC-3781, a systemically delivered pleuromutilin from Nabrivia, Inc., and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc. However, we believe that tedizolid phosphate will provide physicians with a safe antibiotic for the treatment of serious Gram-positive infections that is more potent and more convenient than linezolid and other currently available alternatives. Further, we believe that use of tedizolid phosphate will result in earlier discharge from the hospital, lower incidence of resistance and a reduced need to switch to alternative antibiotics. All of these factors may contribute to reduced costs for treating serious Gram-positive infections.

Overview of our Tedizolid Phosphate ABSSSI Program

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

In December 2012, we reached our enrollment objective of 658 patients in our second Phase 3 clinical trial, the ESTABLISH 2 study, which examines the efficacy and safety of a six-day course of tedizolid administered once a day versus a 10-day course of linezolid (Zyvox®) administered twice a day in patients recruited across sites in North and South America, Europe, Australia, New Zealand and South Africa. For both tedizolid phosphate and linezolid, drug was initially administered as an IV infusion with the option to switch to oral therapy after the initial day of therapy. Like our ESTABLISH 1 study, the ESTABLISH 2 study was designed to prepare tedizolid for registration globally by capturing the FDA endpoints for ABSSSI as well as the EMA endpoints for complicated skin and soft tissue infections, or CSSTI. We expect to report top-line results from the ESTABLISH 2 study near the end of the first quarter of this year.

We completed our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, including MRSA, in December 2011. In this clinical trial, tedizolid phosphate met the primary objective of non-inferiority of the efficacy outcome of early clinical response versus the comparator linezolid (Zyvox®) in patients with ABSSSI and also met all secondary efficacy outcomes in this first of two pivotal Phase 3 trials that were designed to support the filing of an NDA, with the FDA, as well as a Marketing Authorization Application, or MAA, with the EMA. In this trial, we demonstrated that a 6-day course of once daily oral tedizolid is as efficacious as a 10-day course of twice daily oral linezolid while showing an improved tolerability profile.

To date, approximately 1,475 healthy volunteers and patients have received tedizolid phosphate.

Our Phase 3 Clinical Program for Tedizolid Phosphate

Our clinical program for tedizolid phosphate for ABSSSI consists of two Phase 3 clinical trials and a number of clinical safety and special population trials. Each Phase 3 clinical trial is a randomized, double-blind, multicenter clinical trial that tests a 200 mg dose of tedizolid phosphate administered once daily for six days versus a 600 mg dose of linezolid twice daily for 10 days. The ESTABLISH 1 study enrolled 667 patients and the ESTABLISH 2 study enrolled 666 patients. These patients were enrolled from approximately 100 sites in North America, Latin America, Europe and other territories.

In accordance with the Special Protocol Assessment, or SPA, obtained for each of the Phase 3 ABSSSI studies, our Phase 3 clinical trials are non-inferiority studies comparing short course of therapy with tedizolid (6 days) versus longer course of therapy with linezolid (10 days).

In December 2011, we completed the ESTABLISH 1 study of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI, which was a randomized, double-blind, multicenter clinical trial with a 200 mg dose of tedizolid phosphate administered once daily for six days versus a 600 mg dose of linezolid (Zyvox®) twice daily for 10 days. There were 667 subjects enrolled from sites in North America, Latin America and Europe.

The following table summarizes the top-line data from the ESTABLISH 1 study:

		Tedizolid	Linezolid
ITT Analysis Set		6 days treatment	10 days treatment

Primary Endpoint	Cessation of spread and absence of fever at 48-72 hours	79.5%	79.4%

Additional Analysis	Greater than or equal to 20% decrease from baseline in lesion area at 48-72 hours	78.0%	76.1%

Key Secondary Endpoints	Sustained clinical response at end of therapy (Day 10) Investigators assessment of clinical response at 7-14 days after end of therapy	69.3% 85.5%	71.9% 86.0%

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

In addition, the ESTABLISH 1 study showed that tedizolid had a significantly lower impact on platelets than linezolid:

	Percent of Patients with Value below the Lower Limit of Normal (LLN)
Hematology Parameter	Tedizolid (200mg QD 6 Days)	Linezolid (600mg BID 10 Days)
Platelets[1]	9.2%	14.9%
Platelets – Substantially Abnormal Value (<75% LLN)	2.3%	4.9%

1	Statistically significant (p=0.038).

In December 2012, we completed enrollment in our second Phase 3 clinical trial, the ESTABLISH 2 study, of tedizolid phosphate in ABSSSI for the IV to oral transition therapy with 200 mg of tedizolid phosphate administered once daily for six days versus a 600 mg dose of linezolid twice daily for 10 days, and we expect to report top-line data from this clinical trial near the end of the first quarter in 2013. We currently expect to submit an NDA for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013.

Other Tedizolid Phopshate ABSSSI Studies

We have conducted a number of Phase 1 studies and certain nonclinical studies in order to provide additional support for our NDA filing. A summary of the findings from these studies note that:

•	Tedizolid demonstrated no evidence of optic or peripheral neuropathy in healthy subjects who received 200 mg tedizolid phosphate tablets once-daily for 10 days.

•

A safety study which evaluated the effect of a single therapeutic (200 mg) or supratherapeutic (1200 mg) dose of tedizolid phosphate tablets on cardiac repolarization found no risk at either dose on QT prolongation.

•	The same dose of 200 mg tedizolid phosphate taken once daily can be used without adjustment in all subjects 12 and older, even those with liver or kidney dysfunction.

•

Phase 1 clinical studies conducted at steady state following once daily administration, showed no increase in tyramine sensitivity and no increased blood pressure with the vasoconstrictor pseudoephedrine.

•

A nonclinical mouse head-twitch study showed that tedizolid at concentrations up to approximately 25-fold above the Cmax at its therapeutic dose of 200 mg once-daily, where similar to vehicle treated controls whereas significant head twitch, indicative of excessive serotonergic stimulations, was shown with linezolid at exposures approximating Cmax of the 600 mg twice-daily therapeutic dose and positive controls moclobemide (an MAO inhibitor) and fluoxetine (an SSRI).

•

Results from multiple susceptibility testing studies against a variety of Gram-positive aerobic and anaerobic bacteria demonstrate that tedizolid is 4-to-16 times more potent than linezolid against linezolid-susceptible strains and up to 16-times more potent against linezolid-resistant strains.

•	Tedizolid phosphate has also demonstrated efficacy in multiple animal models and was consistently more potent than linezolid, whether dosed with the oral or IV form.

•	In a rigorous pharmacokinetic/pharmacodynamic, or PK/PD, mouse thigh infection model, tedizolid phosphate demonstrated in vivo bactericidal activity similar to that of daptomycin.

•

In a mouse model, the in vivo decrease in colony forming units, or CFU, or numbers of viable S. aureus bacteria in mice dosed with tedizolid phosphate was five log 10 CFU. In general, greater than three log 10 CFU decrease in viable bacteria in such experiments is correlated with bactericidal activity.

We believe that the results of these studies may provide an additional competitive advantage for tedizolid phosphate versus current competitor drugs on the market.

Overview of our Tedizolid Phosphate Pneumonia Program

We completed a Phase 1 clinical trial, during the first quarter of 2011, which evaluated the ability of tedizolid phosphate in an IV dosage form to penetrate into the lung, for potential use in treating lung infections. The results showed that the same 200 mg, once daily dose of tedizolid that we are currently testing for skin infections, also distributed into the lung at concentrations well above that needed to treat infections caused by key Gram-positive pathogens. Based on these results we plan to pursue further development of tedizolid phosphate for treatment of pneumonia using the same once daily 200 mg dose. These results are consistent with those of prior animal studies that demonstrated considerable penetration of tedizolid into lung fluids and tissues which translated into high efficacy in lung infections due to S. pneumoniae (penicillin-susceptible and -resistant) and S. aureus (methicillin-susceptible and -resistant) pathogens.

We are currently working with the FDA and the EMA to develop the protocol for the Phase 3 study and, pending agreement from the regulatory agencies, we plan to initiate a Phase 3 program for tedizolid phosphate for the treatment of pneumonia in the second half of 2013.

Other Tedizolid Phopshate Pneumonia Studies

The in vitro potency advantage of tedizolid over linezolid against lung pathogens S. aureus (both MRSA and MSSA) and S. pneumoniae was also manifested in vivo in several different mouse pneumonia models of infection which are generally predictive of efficacy in humans. Additionally, tedizolid was found to concentrate to higher levels in lung fluids such as epithelial lining fluid (ELF) and aveolar macrophages (AM), compared to linezolid.

Other Planned Nonclinical Studies

We expect to continue to conduct additional nonclinical studies including efficacy, safety and PK studies to further support the development of tedizolid phosphate for the treatment of ABSSSI and pneumonia and potentially for additional clinical indications that may require longer term dosing.

Our Research Platform

We have built state-of-the-art capabilities in structure based drug design, or SBDD. We use these technologies to discover and develop novel antibacterial agents that act on targets essential for bacterial growth.

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

Our Gyrase-B program has been substantially funded by our NIAID contract. In February 2013, we were notified by NIAID that they would not be extending the contract beyond March 31, 2013. Therefore, we will fund our ongoing preclinical research, including Investigational New Drug (IND) enabling studies, to advance the Gyrase-B program. We are developing broad-spectrum agents that include those important Gram-negative pathogens for biodefense. Antibiotics active against these biodefense organisms are often also active against clinically important Gram-negative bacteria, such as Pseudomonas aeruginosa, Acinetobacter baumannii, Klebsiella pneumoniae and Escherichia coli. Consequently, compounds developed should also have significant utility in treating infections caused by these clinically important bacteria, such as respiratory tract, urinary tract and intra-abdominal infections. Because resistance to current drug classes (including carbapenems and fluoroquinolones) is growing rapidly among Gram-negative bacteria, we believe treatment for these infections is a significant unmet medical need.

Because our lead compounds inhibit both GyrB and ParE, they are active against fluoroquinolone-resistant strains of bacteria. Key advantages of inhibiting both targets include a low rate of emergence of bacterial resistance to this antibacterial class and increased potency. The compounds that we have identified in our GyrB/ParE program have broad spectrum antibacterial activity. We have tested our lead compounds in antibacterial assays against broad panels of bacteria including representative panels of current clinical isolates. In general, the GyrB/ParE antibacterial agents have similar potency versus both wild type and resistant strains. As shown in the table below, the antibacterial potency for multiple compounds in this series is in the range (MIC < 4 mg/mL) considered clinically relevant and includes strains of Pseudomonas aeruginosa, Acinetobacter baumannii and Klebsiella pneumoniae that are resistant to commonly used antibacterial classes, including the fluoroquinolines. We have also demonstrated that these compounds are efficacious in multiple animal models of Gram-negative infections.

Antibacterial Activity of GyrB/ParE (GP) Compounds Versus Both Wild Type and Fluoroquinolone Resistant Bacterial Strains

	Antibacterial Potency MIC (µg/mL)
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

We are currently evaluating our lead compounds in advanced preclinical studies including IND-enabling toxicity studies. We intend to submit an IND with the FDA and plan to conduct a Phase 1 clinical trial in 2014.

Marine Natural Products Preclinical Program Discontinued During 2012

In April 2010, we entered into a four-and-one-half-year federal contract with the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against Gram-negative bacterial pathogens. Due to programmatic priorities toward later stage programs, in May 2012, DTRA elected not to exercise its option to extend funding under the federal contract with us for the development of novel antibiotics directed against Gram-negative bacterial pathogens, and therefore, the contract would not be extended beyond July 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract.

Commercial Agreements

Dong-A ST Co., Ltd License Agreement

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

Upon entering into the license agreement, we paid a $500,000 upfront-fee and have made subsequent milestone payments of $5.7 million through December 31, 2012. In addition, we may be required to make up to an aggregate of $11.5 million of additional payments upon the achievement of specified development and regulatory approval milestones.

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

National Institute of Allergy and Infectious Disease (NIAID) Contract

In September 2008, we entered into a five-year contract with NIAID for up to $27.7 million to provide services relating to the development of a dual-target antibacterial agent as a therapeutic for the treatment of Gram-negative biodefense pathogens. To date, the NIAID contract has substantially supported our GyrB/ParE preclinical program. The scope of the services under the contract includes preclinical, nonclinical and clinical Investigational New Drug application and NDA-enabling development activities. Pursuant to our NIAID contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our NIAID contract, subject to certain United States government march-in rights with respect to such inventions. March-in rights allow the United States government to grant licenses to such inventions to others if: (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States. If the United States government exercised its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. In addition, the contract may be terminated by NIAID 10 days after giving notice of a material default which remains uncured 10 days after written notice. NIAID may also terminate the contract if it is in the United States government’s best interest. From contract inception through December 31, 2012, we have recognized $25.2 million in revenues related to the research performed under the NIAID contract. In February 2013, we were notified by NIAID that they would not be extending the contract beyond March 31, 2013 and that we will not be eligible to drawdown against the remaining amount available under the contract after that date. As a result of NIAID’s notification, we will fund our ongoing preclinical research for our GyrB/ParE program.

Lawrence Livermore Cooperative Research and Development Agreement

In November 2008, we entered into a five-year cooperative research and development agreement, or CRADA, with Lawrence Livermore National Security LLC, or Lawrence Livermore. Under the CRADA, we are jointly researching and developing Gram-negative biodefense pathogens with Lawrence Livermore. We plan to fund the cost of the research and development with Lawrence Livermore with the funds we receive under our NIAID contract. The total cost of the project to us under the CRADA is approximately $5.6 million (excluding in-kind distributions). Pursuant to the CRADA, we have the right to obtain an exclusive license to any invention developed by Lawrence Livermore under the CRADA if we agree to pay Lawrence Livermore reasonable compensation for such license. Subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development under this CRADA, subject to the United States government’s certain march-in rights with respect to such inventions. March-in rights allow the United States government to grant licenses to such inventions to others if: (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States. If the United States government exercised its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license from Lawrence Livermore on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. Either party may terminate the CRADA after giving 30 days’ written notice to the other party. Lawrence Livermore may also terminate the CRADA if we fail to provide necessary funding. From contract inception through December 31, 2012, we have recognized $2.2 million in research and development expense related to the research performed by Lawrence Livermore under the CRADA. In February 2013, we gave notice to Lawrence Livermore that we would be terminating the CRADA as of March 31, 2013 given NIAID’s notification to us that our contract would not be extended beyond that same date.

Defense Threat Reduction Agency (DTRA) Contract

In April 2010, we entered into a four-and-one-half year contract with DTRA under which we were eligible to receive up to $29.5 million to support a preclinical program for the development of novel antibiotics directed against Gram-negative and Gram-positive bacterial pathogens in collaboration with The Regents of the University of California, or UCSD. Pursuant to our DTRA contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our DTRA contract, subject to certain United States government march-in rights with respect to such inventions. If the United States government exercised its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under its contract with us and the contract was not extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract. From contract inception through the expiration of the DTRA contract, we recognized $7.3 million in revenues related to research performed.

Regents of the University of California (UCSD) Research Agreement

In May 2010, we entered into a four-and-one-half year research agreement with UCSD. Under the agreement, we jointly researched antibacterial agents for combating Gram-negative and Gram-positive biodefense pathogens. We funded the cost of the research with UCSD with the funds received under our DTRA contract. Pursuant to the agreement, we have the right to negotiate an exclusive license to any invention developed by UCSD. Subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development under this agreement, subject to the United States government’s certain march-in rights with respect to such inventions. If the United States government exercised its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license from UCSD on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. We terminated the research agreement with UCSD upon receiving DTRA’s notice that our contract with them would not be extended. From contract inception through the termination of the research agreement, we recognized $1.5 million in research and development expense related to the research performed by UCSD under the agreement.

Lawrence Livermore National Laboratory

In April 2011, we entered into a three year research contract with Lawrence Livermore National Laboratory, or LLNL, for the development of novel antibiotics directed against Gram-negative multi-drug resistant bacterial pathogens. We may receive up to $3.0 million over three years in support of its development efforts. LLNL can terminate the contract upon delivering notice to us for default or convenience. Upon receipt of a notice of termination, we must discontinue contract activities and LLNL must pay us a final settlement based on eligible expenses incurred under the contract. As of December 31, 2012, we have not received a notice of termination relative to contract activities. From contract inception through December 31, 2012, we have recognized $1.8 million in revenues related to the research performed under the LLNL contract.

Collaboration and License Agreement with Bayer Pharma AG

In July 2011, we signed a collaboration and license agreement with Bayer under which we granted Bayer exclusive rights to commercialize tedizolid phosphate in the Bayer Licensed Territory. Under the agreement, we have agreed to use commercially reasonable efforts to conduct those development and registration activities that are necessary to obtain regulatory approval of tedizolid phosphate for the treatment of ABSSSI and pneumonia in the United States, and Bayer has agreed to use commercially reasonable efforts to conduct those development and registration activities specific to the Bayer Licensed Territory that are necessary to obtain regulatory approval of tedizolid phosphate for the treatment of ABSSSI and pneumonia in major market countries in the Bayer Licensed Territory. We are responsible for all development and commercialization activities for tedizolid phosphate in the United States, Canada and the European Union and retain full development and commercialization rights in our territory, excluding North and South Korea where Dong-A retains its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid us $25.0 million upfront and agreed to support approximately 25% of the development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia. In addition, Bayer agreed to be responsible for 100% of future development as well as the future development costs required for local approval in the Bayer Licensed Territory. We are also eligible to receive up to $69.1 million upon the achievement of certain development and regulatory milestones and commercial milestones and are entitled to receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. Since the inception of our collaboration with Bayer, we have earned $14.1 million in development milestones. Bayer has the ability to terminate the agreement in its entirety by providing at least six months’ notice to us within the first two years of the agreement. After two years, Bayer must provide at least 90 days’ notice. In addition, Bayer has the right to terminate the agreement within 30 days of determining that our ESTABLISH 2 Phase 3 clinical study of tedizolid phosphate for the treatment of ABSSSI has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid. From contract inception through December 31, 2012, we have recognized $30.4 million in license revenues and $15.2 million in contract research revenues related to the collaboration and license agreement with Bayer.

Commercialization—Marketing and Sales

Our overall goal is to establish tedizolid phosphate as a leading therapy for the treatment of serious Gram-positive infections. Our initial focus is to develop tedizolid phosphate for the treatment of ABSSSI. Over time, through clinical trials, regulatory approvals and publications, we plan to expand the data establishing the utility of tedizolid phosphate for the treatment of a wide variety of serious Gram-positive infections including pneumonia and other indications. This comprehensive strategy is intended to support product differentiation from both current and anticipated competitors and also to enable us to fully support broad and appropriate usage of tedizolid phosphate.

We intend to focus our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for tedizolid phosphate. We currently have limited marketing, no sales nor distribution capabilities. Pending NDA approval, we plan to build a United States sales organization focused on the promotion of tedizolid phosphate to healthcare professionals and payers, primarily in hospital and other institutional settings. We also plan to evaluate potential partnerships to support our commercialization objectives.

In addition to the significant opportunity in the United States, we believe that Europe, Latin America, and Asia represent opportunities for tedizolid phosphate. In July 2011, we licensed certain development and commercialization rights to Bayer in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, or the Bayer Licensed Territory. For this right, in addition to reimbursement for certain development efforts and payment of certain milestones, if tedizolid phosphate is approved for sale in these countries, then we will also receive royalties on net sales by Bayer in the Bayer Licensed Territory. We continue to evaluate our commercialization strategy outside the United States but expect to outlicense rights to or collaborate with third parties for commercialization of tedizolid phosphate in Europe.

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

We have established and continue to build proprietary positions for tedizolid phosphate and our pipeline product candidates and technology in the United States and abroad. As of March 1, 2013, our patent portfolio included five families of patent applications related to tedizolid phosphate and two families of patent applications related to gyrase inhibitors.

For tedizolid phosphate, the first family of patent applications is exclusively licensed (except in South and North Korea) from Dong-A. This family is expected to provide basic composition of matter coverage and includes issued and pending United States utility patent applications, and issued and pending foreign national and regional counterpart patent applications. We own the remaining four families of applications related to aspects of tedizolid phosphate, which include pending United States utility patent applications, and pending foreign national and regional counterpart patent applications. The second family of applications is directed to a method of synthesis and related compositions of matter. The third family of applications is directed to aspects of crystalline forms of tedizolid phosphate and associated methods. The fourth family of applications is directed to aspects of tedizolid phosphate dimers and associated methods. The fifth family of applications is directed to aspects of tedizolid phosphate combinations and associated methods. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these five families of patent applications would expire between 2024 and 2032, excluding any additional term for patent term adjustments or patent term extensions.

For gyrase inhibitors, we have two pending families of patent applications. If issued, these patent applications would expire in 2030 and 2032, excluding any additional term for patent term adjustments or patent term extensions.

There are also additional pending patent applications related to aspects of early stage discovery projects.

Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection in many countries for the TRIUS THERAPEUTICS mark, which we use in connection with our pharmaceutical research and development services as well as products. We currently have registered trademarks for TRIUS THERAPEUTICS in Australia, Canada, China, the European Union, India, Japan, New Zealand, Singapore, and the United States. We cannot be sure that our pending trademark applications will ultimately mature into registrations.

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

We anticipate that, if approved, tedizolid phosphate will compete with other antibiotics that demonstrate MRSA activity. These include vancomycin, a generic drug that is manufactured by a variety of companies, linezolid (marketed by Pfizer as Zyvox®), daptomycin (marketed by Cubist Pharmaceuticals, Inc. as Cubicin®), quinupristin/dalfopristin (marketed by King Pharmaceuticals, Inc., a subsidiary of Pfizer as Synercid®), tigecycline (marketed by Wyeth, a subsidiary of Pfizer as Tygacil®), ceftaroline (marketed by Forest Laboratories and AstraZeneca PLC as Teflaro®), and ceftobiprole (under development by Basilea Pharmaceutica AG), telavancin (marketed as Vibativ® by Theravance, Inc.). Further, we expect that product candidates currently in Phase 3 development, or that could enter Phase 3 development in the near future, may represent significant competition if approved. These include, but are not necessarily limited to PTK 0796 (under development by Paratek Pharmaceuticals, Inc.), NXL-103 (under development by AstraZeneca PLC), radezolid (under development by Rib-X Pharmaceuticals, Inc.), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), CEM-102 (under development by Cempra Pharmaceuticals, Inc.), oritavancin (under development by The Medicines Company), dalbavancin (under development by Durata Therapeutics, Inc.), BC-3781 (under development by Nabrivia), and JNJ-Q2 (under development by Furiex Pharmaceuticals, Inc.). Many of these companies may have significantly greater resources than we have. We believe that the key potential advantages of tedizolid phosphate over these competitive products, including activity against linezolid-resistant MRSA, should enable tedizolid phosphate to capture market share from these competitive products and, over time, garner a meaningful share of both the in- patient and out-patient MRSA market. Even with these advantages, we may not be able to make promotional claims that tedizolid phosphate is superior to these competing products.

Third-Party Reimbursement and Pricing

In the United States and elsewhere, sales of pharmaceutical products significantly depend in part on product availability (formulary access) and reimbursement from payers, such as government and private insurance plans. To allow access to tedizolid phosphate, we will work with payers to demonstrate the value of tedizolid phosphate in improved, cost-effective patient care. We believe that the improved features and potential benefits of tedizolid phosphate will differentiate tedizolid phosphate from other competitive therapies and ultimately will lead to its widespread adoption by hospital formularies and reimbursement. We are conducting pricing research to understand the pricing of tedizolid phosphate to ensure that it delivers the appropriate value to our customers.

In markets outside the United States, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many EU government agencies for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. We believe that the clinical profile and patient friendly dosing of tedizolid phosphate will enable us to achieve an appropriate price and reimbursement for tedizolid phosphate in countries where pricing is set by a government agency, and to obtain reimbursement for tedizolid phosphate from the responsible agencies in each market. As in the United States, we are conducting EU pricing research to determine the appropriate pricing to provide appropriate value with other branded Gram-positive antibiotics.

Manufacturing

We do not own or operate manufacturing facilities for the production of tedizolid phosphate or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished products for our preclinical research and clinical trials. We employ the services of Albany Molecular Research Incorporated, or AMRI, to produce tedizolid phosphate API and Patheon, Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We do not have any current contractual arrangements for the manufacture of commercial supplies of tedizolid phosphate or any other product candidates that we develop. If tedizolid phosphate is approved for treatment of ABSSSI by the FDA, we intend to enter into agreements with third-party contract manufacturers for the commercial production of tedizolid phosphate. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems (quality or safety) occur after the product reaches the market. Later discovery of previously unknown quality, safety, or other problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

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

Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid drug rebate requirements of the Omnibus Budget Reconciliation Act of 1990. Also, under the Veterans Health Care Act, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Health Administration and the Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. In addition, recent legislative changes purport to require that discounted prices be offered for certain Department of Defense purchases for its TRICARE program via a rebate system. As with the Medicaid program described above, participation under the Veterans Health Administration requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws have restrictions on certain business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims statutes.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Following product approval, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

EU member states require both regulatory clearance by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. We have confirmed that we are eligible for the centralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party reimbursement. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payers will provide reimbursement for our products. However, these third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results. We cannot be certain that our product candidates will be considered cost-effective. Coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

Healthcare Reform

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

In the United States, if a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, or OBRA, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA. Among other things, the OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. The MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payers.

The American Recovery and Reinvestment Act of 2009, or ARRA, allocated funding for the accelerated development and dissemination of research assessing the comparative effectiveness of health care treatments and strategies to treat diseases, disorders and other health conditions. The objectives of this Comparative Effectiveness Research, or CER, are to provide essential information to clinicians and patients with which to decide on the best treatment and enable the nation to improve the health of communities and the performance of the health system. It is unclear at this time how the outcome of this research may influence legislative or regulatory proposals that could have a significant effect on our profitability. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

In March 2010, the PPACA, became law. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government health care programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that PPACA will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

As of December 31, 2012, we had an accumulated deficit of $149.3 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of tedizolid phosphate for at least two years from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Obtaining favorable results for and advancing the development of tedizolid phosphate for the treatment of ABSSSI, including successfully completing our Phase 3 clinical program;

•	Obtaining United States and/or foreign regulatory approvals for tedizolid phosphate;

•	Commercializing tedizolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of tedizolid phosphate in the medical community and with third-party payers;

•	Pursuing clinical development of tedizolid phosphate for the treatment of pneumonia and potentially for other indications;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts that support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our collaboration and license agreement with Bayer to support our continuing development and regulatory efforts for tedizolid phosphate for the treatment of ABSSSI and pneumonia.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to:

•	Complete the clinical development of tedizolid phosphate, initially for treatment of ABSSSI and pneumonia;

•

Launch and commercialize tedizolid phosphate and any other product candidates for which we obtain regulatory approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Pursue clinical development of tedizolid phosphate for the treatment of pneumonia and potentially for other indications; and

•	Continue our discovery and development programs to advance our preclinical product pipeline.

In May 2011, we completed a private placement, raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. In January 2012, we completed a public offering, raising $48.4 million in net proceeds. In August 2012, we entered into a committed equity line of credit under which we may sell up to $25.0 million of our common stock from time to time to Terrapin over a 24-month period. To date, we have received aggregate net proceeds of $8.4 million under the committed equity line of credit. In January 2013, we completed a public offering, raising $31.6 million in net proceeds. We expect that the net proceeds from our public offerings, revenues under our Bayer collaboration and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials for indications in addition to ABSSSI more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate, and we expect the costs and duration of a Phase 3 program required for approval for the treatment of pneumonia to exceed those for the treatment of ABSSSI. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

The timing of the milestone and royalty payments we are required to make to Dong-A ST Co., Ltd., as successor-in-interest to Dong-A Pharmaceutical Co., Ltd., or Dong-A, is uncertain and could adversely affect our cash flows and results of operations.

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

The timing of the up to $55.0 million remaining that we are entitled to receive upon the achievement of certain milestones under our collaboration and license agreement with Bayer is inherently uncertain. The receipt of milestone payments under the Bayer collaboration and license agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. However, while receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

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

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed one Phase 3 study, two Phase 2 studies and fifteen Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the SPA agreement we reached with the FDA on the protocol for our ESTABLISH 1 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our ESTABLISH 1 Phase 3 clinical trial of tedizolid phosphate. We completed our ESTABLISH 1 Phase 3 trial in ABSSSI and, in December 2011, announced the positive results on both the early endpoints used by the FDA and the post-treatment assessment used by the European Medicines Agency, or EMA. In addition, we obtained a SPA agreement for our ESTABLISH 2 Phase 3 clinical trial of tedizolid phosphate and completed enrollment in December 2012. If our ESTABLISH 2 clinical trial of tedizolid phosphate is also successful, we plan to use both Phase 3 trials as a basis for our NDA and Marketing Authorization Application submissions, seeking approvals to commercialize the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration have also been performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of Adverse Events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA or EMA approvals for this product, and we expect that the costs and duration of a Phase 3 program required for approval for the treatment of pneumonia to exceed those for the treatment of ABSSSI. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results we have seen to date in our Phase 2 clinical trial of tedizolid phosphate in patients with complicated skin and skin structure infections, or cSSSI, and in our first Phase 3 clinical trial of the oral dosage form of tedizolid phosphate do not ensure that later clinical trials, such as our second Phase 3 study of the IV to oral transition therapy for the treatment of ABSSSI, will demonstrate similar results. Investigational drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 studies, even after seeing promising results in earlier clinical trials. Despite the results reported in clinical trials for tedizolid phosphate so far, we do not know whether any upcoming Phase 3 or other clinical and nonclinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tedizolid phosphate. In addition, based on our discussions and agreement with the FDA, the design of our Phase 3 studies of tedizolid phosphate differ in certain ways from our Phase 2 study. Those design changes may lead to unexpected results in our Phase 3 studies.

The FDA regulatory approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for tedizolid phosphate, our business will be substantially harmed.

The time required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors, and we expect that our Phase 3 program of tedizolid phosphate for the treatment of pneumonia will be of longer duration than our Phase 3 program for the treatment of ABSSSI. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development.

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

We may experience delays in clinical trials of our product candidates. To date, tedizolid phosphate has completed one Phase 3 study for the treatment of ABSSSI and the results of a second Phase 3 study are currently being evaluated. The last patient was enrolled in our second Phase 3 study in December 2012. We have conducted additional safety, pharmacology and special population clinical studies necessary for registration. If both of our Phase 3 studies are successful, we intend to use these trials as a basis to submit an NDA and EMA submission for the approval of the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, enrollment criteria imposed by the FDA, the proximity of patients to clinical sites, the eligibility criteria for participating in the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we could encounter delays in our clinical trials of tedizolid phosphate if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of tedizolid phosphate in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Any delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

To date, the drug-related adverse events experienced by patients while being treated with tedizolid phosphate were mostly mild or moderate side effects that included nausea, diarrhea, vomiting and headache. However, our second Phase 3 trial involved and other future clinical trials will involve broader populations and could reveal a high prevalence or different severity of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

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

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture tedizolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce tedizolid phosphate active pharmaceutical ingredient and Patheon Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We have entered into clinical supply master services agreements with AMRI and Patheon for our short-term clinical supply needs, but we do not have long-term or commercial agreements for the supply of tedizolid phosphate or any future product candidates with AMRI, Patheon or any other third party.

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

We are subject to a number of other risks associated with our collaboration and license agreement with Bayer, including:

•

Bayer has the right to terminate the Agreement within 30 days of determining that our ESTABLISH 2 study has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid.

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

The competition in the market for antibiotics is intense. If approved, tedizolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin®; linezolid, marketed by Pfizer Inc. as Zyvox®; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro®; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by King Pharmaceuticals, Inc, a subsidiary of Pfizer, as Synercid®; tigecycline, marketed by Wyeth, a subsidiary of Pfizer, as Tygacil®; and telavancin, marketed by Theravance, Inc. as Vibativ®. Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, tigecycline, quinupristin/dalfopristin and ceftaroline are all approved treatments for serious Gram-positive infections such as cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of tedizolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, tedizolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines

Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc., BC-3781, under development by Nabrivia, PMX-30063, under development by Polymedix, GSK1322322, under development by GlaxoSmithKlein, AFN-1252, under development by Affinium Pharmaceuticals, Inc. and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, tedizolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before tedizolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of tedizolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize tedizolid phosphate and our results of operations will suffer.

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

Coverage and adequate reimbursement may not be available for tedizolid phosphate or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of tedizolid phosphate or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities, hospital formularies and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for tedizolid phosphate or any other product candidates that we develop. Also, we cannot be sure that coverage decisions or reimbursement amounts will not reduce the demand for, or the price of, our products. In addition, third-party payers may implement prior authorizations which may lead to a decrease in sales of our future products. If coverage or reimbursement is not available or is available only to limited levels or extensive prior authorizations are introduced, we may not be able to successfully commercialize tedizolid phosphate or any other product candidates that we develop.

In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The United States and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively PPACA, became law. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among other cost containment measures, the PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products.

The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as tedizolid phosphate if it were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for tedizolid phosphate. We expect to experience pricing pressures in connection with the sale of tedizolid phosphate and any other products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain coverage and adequate reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

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

•

The availability of coverage and adequate reimbursement by third parties, such as insurance companies and other healthcare payers, and/or by government healthcare programs, including Medicare and Medicaid;

•	Limitations or warnings contained in a product’s approved labeling;

•	Prevalence and severity of adverse side effects; and

•	The ability to develop convincing health economics and outcomes research

Even if the medical community accepts that tedizolid phosphate is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of tedizolid phosphate or may be slow to adopt it as an accepted treatment for ABSSSI. In addition, even though we believe tedizolid phosphate has significant advantages, we cannot assure you that any labeling approved by the health authority will contain claims that tedizolid phosphate is safer or more effective than linezolid, or that will permit us to promote tedizolid phosphate as being superior to competing products. Moreover, in the future, as has happened with other antibiotics, bacteria could over time develop resistance to tedizolid phosphate, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. If tedizolid phosphate is approved but does not achieve an adequate level of acceptance by physicians and payers, we may not generate sufficient or any revenues from this product candidate and we may not become profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of tedizolid phosphate may require significant resources and may never be successful.

We currently have limited marketing capabilities and no sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.

We currently have limited marketing capabilities and do not have a sales organization or distribution capabilities. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea and the Bayer Licensed Territory, we own exclusive rights to commercialize tedizolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell tedizolid phosphate in the United States and, in addition to our collaboration and license agreement with Bayer, are currently seeking third-party partners outside the United States. We have partnered with Bayer in the Bayer Licensed Territory and will be reliant on them to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We, Bayer for the Bayer Licensed Territory and any potential future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

Even if the FDA approves tedizolid phosphate, adverse effects discovered after approval could limit the commercial profile of any approved label.

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

As of March 1, 2013, we employed 90 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to develop tedizolid phosphate for additional indications, our commercial opportunity will be limited.

To date, we have focused primarily on the development of tedizolid phosphate for the treatment of ABSSSI. A key element of our strategy is to pursue clinical development of tedizolid phosphate for pneumonia and potentially for other indications. Although we believe there is large commercial opportunity for the treatment of ABSSSI alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize tedizolid phosphate for the treatment of additional indications. The development of tedizolid phosphate for additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market tedizolid phosphate for the treatment of any additional indications, we cannot assure you that any such indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tedizolid phosphate for additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Even if we obtain FDA approval of tedizolid phosphate or any other product candidate we develop, we or Bayer may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we and Bayer in the Bayer Licensed Territory must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. For example, certain countries require minimum trial sizes for clinical studies, and we may not be able to meet or satisfy such requirements. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or Bayer’s failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or Bayer fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

The FDA revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue its final guidance on ABSSSI. In addition in March 2010, the FDA released a draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In January 2012, the EMA issued its finalized revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” In July 2012, the EMA issued a draft addendum to the Note for Guidance on Evaluation of New Anti-bacterial

Medicinal Products that addresses indication specific guidance. The timing for the issuance of the EMA finalized addendum, as well as its contents, is not known. In November 2010, the FDA issued draft guidance entitled “Guidance for Industry Hospital-Acquired Bacterial Pneumonia and Ventilator-Associated Bacterial Pneumonia: Developing Drugs for Treatment.” It is not known when the FDA will issue final HABP guidance.

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

While we have received information from the FDA regarding certain aspects that have been incorporated into the draft guidance, we will not know the potential impact that any finalized guidance, should it be issued, may have on the design and conduct of our planned Phase 3 clinical trials and supportive studies or on the FDA’s approval of ABSSSI as the indication for which we are seeking approval, which could potentially significantly increase the time and cost required for us to conduct and complete these trials if size and scope were to be modified. Additionally, changes in regulatory requirements due to the adoption by the FDA and/or any foreign health authorities of new legislation, regulation, or policies may require us to amend clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may impact the cost, timing and completion of the clinical trials.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices regulations. If we or a regulatory agency discovers problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. The FDA and other regulatory authorities may also revisit the risk-benefit profile of an approved product if, for example, previously unknown problems with a product, such as AEs of unanticipated severity of frequency arise. In such circumstances, the FDA or other regulatory authorities may withdraw approval, require new warnings or other labeling changes to limit use of the drug, impose new study or monitoring requirements or require that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. Our relationships with healthcare providers will be subject to federal and state requirements prohibiting or requiring the disclosure of payments or items of value given to potential prescribers of our products. For example, as part of PPACA, pharmaceutical manufacturers must report certain gifts and payments to physicians beginning in 2014. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

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

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, exclusion of products from reimbursement under U.S. federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Risks Related to Our United States Government Contracts and Grants

If we do not receive all of the funds under our sponsored research contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.

Substantially all of our contract research revenues that have supported our preclinical programs have been derived from United States government grants and our government contracts. There can be no assurances that our contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, the sponsors of our research programs may not be required to continue funding our existing contracts. In February 2013, we were notified by NIAID that they would not be extending the contract beyond March 31, 2013 and that we will not be eligible to drawdown against the remaining amounts available under the contract. In the near term, we will continue to fund our preclinical development for our GyrB/ParE program. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against Gram-negative bacterial pathogens, and therefore, the contract was not extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract.

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

The United States government will be able to terminate each of its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. In February 2013, we were notified by NIAID that they would not be extending the contract beyond March 31, 2013 and that we will not be eligible to drawdown against the remaining amounts available under the contract after that date. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against Gram-negative bacterial pathogens, and as a result, the contract was not extended beyond July 20, 2012. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

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

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our government contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the United States government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act statute provides for treble damages and civil penalties between $5,500 and $11,000 for each separate false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of March 1, 2013 our executive officers, directors, 5% shareholders and their affiliates own approximately 35% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

As of March 1, 2013, our executive officers, directors, 5% stockholders and their affiliates own approximately 35% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. After a public offering of common stock in January 2012, we performed an analysis under Section 382 through January 31, 2012 and determined that an “ownership change” had occurred, but the resulting annual limitation does not have a material impact on our ability to use our net operating loss and tax credit carryforwards. After our public offering in January 2013, we updated our Section 382 analysis and determined that it would not result in an additional “ownership change.” We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. If this were to occur, our ability to use our net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We lease approximately 39,000 square feet of laboratory and office space in our headquarters in San Diego, California under a lease that expires in 2014. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contractors. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

	High	Low
Year Ended December 31, 2012
1st Quarter	$7.44	$4.71
2nd Quarter	6.07	4.87
3rd Quarter	6.49	5.26
4th Quarter	5.93	4.41
Year Ended December 31, 2011
1st Quarter	$7.49	$3.70
2nd Quarter	8.85	5.00
3rd Quarter	9.00	5.82
4th Quarter	8.00	5.51

Holders of Record

As of March 1, 2013, there were approximately 88 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2012.

Stock Performance Graph and Cumulative Total Return (1)

The graph below shows the cumulative total stockholder return assuming the investment of $100 on August 2, 2010, our IPO pricing date (and the reinvestment of dividends thereafter) through December 31, 2012 in each of (i) Trius Therapeutics, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are required by the Securities and Exchange Commission, are based upon historical data, and are not indicative of, or intended to forecast, future performance of our common stock.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations:
Revenues:
Collaborations	$13,926	$3,217	$—	$36	$243
Contract research	8,526	12,086	8,032	4,980	658
License	4,733	25,708	—	—	—
NIH grants	—	—	—	—	429

Total revenues	27,185	41,011	8,032	5,016	1,330
Operating expenses:
Research and development	69,023	49,503	23,320	23,049	20,086
General and administrative	15,395	11,339	5,406	4,134	2,290

Total operating expenses	84,418	60,842	28,726	27,183	22,376

Loss from operations	(57,233)	(19,831)	(20,694)	(22,167)	(21,046)
Other income (expense):
Interest income	33	21	8	36	582
Interest expense	—	—	(3,889)	(284)	(76)
Fair value adjustment of stock warrant liability	3,276	1,558	467	(245)	(221)
Other income (expense)	(4)	2	245	(21)	(30)

Total other income (expense)	3,305	1,581	(3,169)	(514)	255

Net loss	(53,928)	(18,250)	(23,863)	(22,681)	(20,791)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	(18)	(28)	(26)

Net loss attributable to common stockholders	$(53,928)	$(18,250)	$(23,881)	$(22,709)	$(20,817)

Net loss per share, basic and diluted	$(1.42)	$(0.69)	$(2.36)	$(31.11)	$(40.19)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	38,083	26,517	10,099	730	518

Balance Sheet Data:

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$66,029	$59,143	$45,338	$18,259	$21,661
Working capital (deficit)	55,494	48,453	44,751	17,852	20,539
Total assets	75,274	68,125	49,500	21,378	23,865
Capital lease obligation, net of current portion	—	—	—	—	71
Stock warrant liability	3,848	7,124	—	661	415
Convertible notes payable	—	—	—	19,402	—
Convertible preferred stock	—	—	—	51,082	51,054
Accumulated deficit	(149,320)	(95,392)	(77,142)	(53,261)	(30,552)
Total stockholders’ equity (deficit)	56,787	49,891	45,454	(51,497)	(29,946)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious infections. We are developing tedizolid phosphate, a new, novel antibiotic, for the treatment of serious Gram-positive bacterial infections, including those caused by methicillin-resistant staphylococcus aureus, or MRSA. Tedizolid phosphate is being developed for acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, and potentially for other indications. ABSSSI is the current classification for complicated skin and skin structure infections. In addition, we are discovering antibiotics for infections caused by Gram-negative bacteria using our structure based discovery platform.

In December 2011, we reported top line data from our first Phase 3 clinical trial, the ESTABLISH 1 (TR701-112) study, of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI. All primary and secondary endpoints for the ESTABLISH 1 study were achieved. In December 2012, we completed enrollment in our second Phase 3 clinical trial, the ESTABLISH 2 (TR701-113) study, of the intravenous to oral transition therapy for the treatment of ABSSSI. We expect to report top line data from this second Phase 3 clinical trial near the end of the first quarter in 2013. We currently expect to submit a New Drug Application, or NDA, to the Food and Drug Administration, or FDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013.

We also expect to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we are testing for ABSSSI. We are currently working with the FDA and the European Medicines Agency, or EMA to develop the protocol for the Phase 3 study and, pending agreement from the regulatory agencies, we plan to initiate it in the second half of 2013.

The FDA has designated tedizolid phosphate as a Qualified Infectious Disease Product, or QIDP, for the treatment of ABSSSI as well as for the treatment of pneumonia, which designation enables us to benefit from certain incentives for the development of new antibiotics, including priority review and eligibility for fast-track status. The QIDP designations were granted for both the intravenous, or IV, and oral dosage forms of tedizolid phosphate.

In July 2011, we signed collaboration and license agreement with Bayer Pharma AG, or Bayer, under which we granted Bayer exclusive rights to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory. We intend to continue to evaluate potential strategic alliances for tedizolid phosphate in Europe.

We acquired worldwide rights to tedizolid phosphate outside of South and North Korea, or Korea, from Dong-A ST Co., Ltd., as successor-in-interest to Dong-A Pharmaceutical Co., Ltd., or Dong-A, in January 2007.

Since then we have progressed tedizolid phosphate from submitting an Investigational New Drug Application, or IND, through two Phase 3 clinical trials. In addition, we have substantially lowered the manufacturing costs of tedizolid phosphate.

In September 2008, we entered into a five-year contract with NIAID under which we may receive up to $27.7 million to support our development of novel dual-target antibacterial agents as therapeutics for the treatment of gram-negative biodefense pathogens. The scope of the contract includes preclinical, nonclinical and clinical IND and NDA-enabling development activities. Pursuant to our NIAID contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our NIAID contract, subject to the United States government’s march-in rights with respect to such inventions. We have recognized $25.2 million in revenues through December 31, 2012 related to research performed under the NIAID contract. In February 2013, we were notified by NIAID that they would not be extending the contract beyond March 31, 2013 and that we will not be eligible to drawdown against the remaining amount available under the contract after that date.

In April 2010, we entered into a four and one-half year contract with DTRA under which we were eligible to receive up to $29.5 million to support a preclinical program to identify targets of antibacterial compounds from marine natural product libraries from The Regents of the University of California, or UCSD, and to apply our structure based drug design and development capabilities to optimize promising antibacterial compounds for activity against gram-negative bacteria, including multiple biodefense pathogens. Pursuant to the DTRA contract, subject to our compliance with applicable regulations, we may elect to obtain ownership of each patentable invention that arises from the performance of the research and development funded by our DTRA contract, subject to the United States government’s march-in rights with respect to such inventions. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under its contract with us and the contract was not extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract. We recognized $7.3 million in revenues through the expiration of the DTRA contract.

In April 2011, we entered into a three year research contract with Lawrence Livermore National Laboratory, or LLNL, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. We may receive up to $3.0 million over three years in support of its development efforts. LLNL can terminate the contract upon delivering notice to us for default or convenience. Upon receipt of a notice of termination, we must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. From contract inception through December 31, 2012, we have recognized $1.8 million in revenues related to the research performed under the LLNL contract.

In January 2012, we raised approximately $48.4 million in net proceeds from the public offering of our common stock in which we sold 9,890,000 shares of common stock at an offering price of $5.25 per share.

In January 2013, we raised approximately $31.6 million in net proceeds from the public offering of our common stock in which we sold 7,169,135 shares of common stock at an offering price of $4.75 per share.

We were originally incorporated in California in June 2004 and reincorporated in Delaware in December 2007. Our principal offices are in San Diego, California. We have never been profitable and have incurred significant net losses since our inception. As of December 31, 2012, we had an accumulated deficit of $149.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Upon entering into the license agreement, we paid a $500,000 upfront-fee and have made subsequent milestone payments of $5.7 million. In addition, we may be required to make up to an aggregate of $11.5 million in additional payments, upon the achievement of specified development and regulatory approval milestones. We are also obligated to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate.

Financial Overview

We have recognized $87.2 million of revenues from inception through December 31, 2012. We have derived substantially all of our revenues from our Bayer Agreement and government contracts, small business innovation research, or SBIR, grants funded by the NIH, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our government contracts as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Clinical and nonclinical research and development	$57,968	$37,665	$15,787
Preclinical research and development	11,055	11,838	7,533

	$69,023	$49,503	$23,320

At this time, due to the inherently unpredictable nature of preclinical, non-clinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of tedizolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing tedizolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, other than our collaboration agreement with Bayer, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue our Phase 3 clinical programs for tedizolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of tedizolid phosphate for additional indications, as well as to advance our preclinical programs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance, commercial strategy and business development. Other significant expenses include professional fees for general legal services, legal expenses to pursue patent protection of our intellectual property, accounting fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, share-based compensation and allocated facility costs. We expect our general and administrative expense to increase as we continue to operate as a public company and build our corporate infrastructure, particularly our commercial group, as we pursue approval of our first commercial product and in support of continued development of tedizolid phosphate and our preclinical programs. These increases likely will include additional salaries and related expenses, consultant fees, and expenses related to enhanced business systems.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments in marketable securities.

Interest Expense

There is no interest expense for the years ended December 31, 2012 and 2011. Interest expense for the year ended December 31, 2010 consisted primarily of a non-cash charge related to the conversion of the 2009 Convertible Notes Payable at a 12.5% discount to the price of our common stock sold in our initial public offering, or IPO, non-cash interest related to the amortization of debt discount costs associated with the capital leases and non-cash interest expense associated with the increase in fair value of the preferred stock warrants issued in connection with obtaining our capital leases and cash interest accrued or paid on our capital lease and convertible notes payable balances.

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

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $81.6 million and $82.4 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2025 for federal purposes and 2015 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.0 million and $2.9 million, respectively. The federal tax credits will begin expiring in 2027 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. After a public offering of common stock in January 2012, we performed an analysis under Section 382 through January 31, 2012 and determined that an “ownership change” had occurred, but the resulting annual limitation does not have a material impact on our ability to use our net operating loss and tax credit carryforwards. After our public offering in January 2013, we updated our Section 382 analysis and determined that it would not result in an additional “ownership change.” In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenues earned under our contracts, preclinical, nonclinical and clinical development costs and drug manufacturing costs (research and development expense), and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition

Our revenues historically have consisted of federal contract and grant revenues and fees for research services from license or collaboration agreements. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Research and Development

Research and development expenses are comprised primarily of contract research organizations, or CROs, and clinical trial sites; employee and consultant-related expenses, which include salaries, benefits and share-based compensation for research and development personnel; external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; license fees paid to third parties for use of their intellectual property; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; payments to consultants; and third-party supplier expenses including laboratory and other supplies. Third-party research and development expenses are recorded when the contracted work has been performed or the milestone payment has been earned.

We estimate third-party preclinical study and clinical trial expenses based on the services received pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. We accrue service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of our service providers invoice us in arrears, and to the extent that amounts invoiced differ from our estimates of expenses incurred, we accrue for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include:

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

Share-based Compensation

We account for share compensation by measuring and recognizing compensation expense for all share-based payments made to employees and directors based on estimated grant date fair values. We allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Our results of operations for fiscal 2012, 2011 and 2010 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under Accounting Standards Codification 718 “Compensation—Stock Compensation”, or ASC 718 for the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $2.7 million and $1.1 million, respectively.

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from estimates. We estimate forfeitures based on our historical experience.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

The following table summarizes our revenues for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2012	2011
Contract research	$8,526	$12,086	$(3,560)	(30)%
Collaborations	13,926	3,217	10,709	333%
License	4,733	25,708	(20,975)	(82)%

Total	$27,185	$41,011	$(13,826)	(34)%

Contract research revenue decreased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to decreased research performed under our DTRA contract as a result of DTRA’s election not to extend the contract beyond July 2012.

License and Collaborations revenue for the years ended December 31, 2012 and 2011 relate to activities performed under our collaboration and license agreement with Bayer. During the year ended December 31, 2012, we performed certain development services under the Bayer Agreement for which we recognized $6.6 million as Collaboration revenues. In addition, we earned $12.1 million in substantive milestones during 2012 which were tied to the achievement of certain clinical events associated with our Phase 3 program for tedizolid phosphate. These payments were recognized as revenue when earned with $4.7 million recorded as License revenues and $7.4 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

License and Collaboration revenues for the year ended December 31, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer that we entered into in July 2011. Upon entry into the license and collaboration agreement, Bayer made an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the license and was recognized as License revenue and the remaining $0.1 million was recognized as Collaboration revenue. In addition to the upfront payment received, we earned a $2.0 million milestone in 2011, of which $0.8 million was recognized as License revenue and $1.2 million was recognized as Collaboration revenue. We also recognized $1.9 million for development services performed, all of which were recognized as Collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2012	2011
Research and development expenses	$69,023	$49,503	$19,520	39%

During the years ended December 31, 2012 and December 31, 2011, our research and development costs related primarily to our clinical trials of tedizolid phosphate as well as research under our government contracts and other preclinical activities. Development expenses for tedizolid phosphate increased during the year ended December 31, 2012 primarily due to clinical and nonclinical activities performed to support our planned NDA filing with the FDA. Our government contract research expenses decreased due to DTRA’s election not to exercise its option to extend funding under the contract with us for the development of novel antibiotics directed against gram-negative bacterial pathogens. This decrease was offset by an increase in preclinical research expenses for additional work performed on our Gyrase-B program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2012	2011
General and administrative expenses	$15,395	$11,339	$4,056	36%

The increase in general and administrative expenses was primarily due to additional commercial planning activities for tedizolid phosphate. This increase was partially offset by a decrease in costs related to partnering activities which were incurred in connection with the collaboration and license agreement entered into with Bayer in 2011.

Other Income (Expense)

The following table summarizes our other income (expense) for the year ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2012	2011
Interest income	$33	$21	$12	57%
Other income	—	3	(3)	(100)%
Other expense	(4)	(1)	(3)	300%
Fair value adjustment of stock warrant liability	3,276	1,558	1,718	110%

Total Other Income (Expense)	$3,305	$1,581	$1,724	109%

There was no interest expense recognized during the years ended December 31, 2012 and December 31, 2011 because we had no debt outstanding during those periods.

Other income for the years ended December 31, 2012 and December 31, 2011 resulted from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recorded upon the issuance of warrants in connection with our private placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recognized as other income or expense.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

The following table summarizes our revenues for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Contract research	$12,086	$8,032	$4,054	50%
Collaborations	3,217	—	3,217	—
License	25,708	—	25,708	—

Total	$41,011	$8,032	$32,979	411%

Contract research revenues increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to additional research performed under our DTRA and NIAID contracts as well as the commencement of research under our LLNL contract which was entered into in April 2011.

License and Collaboration revenues for the year ended December 31, 2011 relate to commencement of activities under our collaboration and license agreement with Bayer that we entered into in July 2011. Upon entry into the license and collaboration agreement, Bayer made an upfront payment of $25.0 million. Approximately $24.9 million of the upfront payment was allocated to the license and was recognized as License revenue at the inception of the Bayer Agreement. In addition to the upfront payment received, we earned a $2.0 million milestone in 2011 and $1.9 million for development services performed.

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

Other Income (Expense)

The following table summarizes our other income (expense) for the year ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Interest income	$21	$8	$13	163%
Interest expense	—	(3,889)	(3,889)	(100)%
Other income	3	245	(242)	(99)%
Other expense	(1)	—	(1)	—
Fair value adjustment of stock warrant liability	1,558	467	1,091	234%

Total Other Income (Expense)	$1,581	$(3,169)	$4,750	150%

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, collaboration fees under our partnership with Bayer, contract research funding under our NIAID, DTRA and LLNL contracts, license and research grants. As of December 31, 2012, we had cash and cash equivalents and short-term investments of approximately $66.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of December 31, 2012, our funds are held in cash, money market funds and United States Treasury securities.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(49,497)	$(13,242)	$(18,717)
Net cash used in investing activities	(3,268)	(18,539)	(31,550)
Net cash provided by financing activities	57,754	28,647	46,523

Net increase (decrease) in cash and cash equivalents	$4,989	$(3,134)	$(3,744)

Net cash used in operating activities during 2012 was $49.5 million compared to $13.2 million in 2011. This increase was due to a higher operating loss in 2012 which primarily resulted from increased expenses associated with our development program for tedizolid phosphate and decreased revenues earned for services performed on our NIAID and DTRA contracts. In addition, we recognized a $25.0 million upfront payment from Bayer upon entering into a license and collaboration agreement in 2011 and recognized no similar payments in 2012. Net cash used in operating activities during 2011 was $13.2 million compared to $18.7 million in 2010. This decrease was due to a lower operating loss in 2011 which primarily resulted from the recognition of an upfront payment from Bayer of $25.0 million and increases in revenues recognized for services performed on our NIAID, DTRA and LLNL contracts. The decrease in net cash used in operating activities during 2011 when compared to 2010 was also due to increases in accounts payable and accrued expenses at December 31, 2011 related to our Phase 3 ABSSSI clinical program.

Net cash used in investing activities was $3.3 million, $18.5 million and $31.6 million during 2012, 2011 and 2010, respectively. Purchases of short-term investments for the years ended December 31, 2012, 2011 and 2010 were $79.7 million, $64.6 million and $31.0 million, respectively. These cash outflows were offset by cash inflows from sales and maturities of investments for the years ended December 31, 2012 and 2011 of $77.0 million and $47.0 million, respectively. There were no cash inflows from sales or maturities of investments for the year ended December 31, 2010. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2012, 2011 and 2010 were $0.6 million, $0.8 million and $0.6 million, respectively.

Net cash provided by financing activities was $57.8 million, $28.6 million and $46.5 million during 2012, 2011 and 2010, respectively. In January 2012, we sold 9,890,000 in a public offering of common stock for $48.4 million in net proceeds and we raised $8.4 million in net proceeds in the fourth quarter of 2012 by drawing down on our equity line of credit. During 2011, we sold 4,750,000 shares in a private placement of common stock for cash proceeds of $28.0 million, net of underwriting discounts and offering costs. We sold 10,000,000 shares of common stock in our initial public offering in 2010 for cash proceeds of $45.1 million, net of underwriting discounts and offering costs.

Operating Capital Requirements

We anticipate that we will continue to incur net losses for the next several years as we incur expenses for our clinical and nonclinical studies for tedizolid phosphate, complete preclinical studies and initiate clinical development of our preclinical programs, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful, the FDA does not approve tedizolid phosphate or any other product candidates arising out of our current preclinical programs when we expect, or at all, or funding under our government contracts is discontinued. In November 2009, we sold $19.2 million in aggregate principal amount of secured convertible promissory notes, or the 2009 Notes, in a private placement to certain of our existing investors and other parties with whom we have substantive, preexisting relationships. The 2009 Notes were secured by a first priority security interest in all of our assets. The 2009 Notes accrued interest at a rate of 8% per annum and converted into our common stock upon completion of our IPO at a 12.5% discount to the IPO price on August 6, 2010.

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

On January 31, 2012, we closed our public offering whereby we sold 9,890,000 shares of common stock at an offering price of $5.25 per share. We raised approximately $48.4 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.4 million.

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

On August 30, 2012, we entered into a committed equity line of credit with Terrapin Opportunity, L.P., or Terrapin, under which we may sell up to the lesser of $25.0 million of common stock or 7,757,607 shares of our common stock over an approximately 24-month period pursuant to a Common Stock Purchase Agreement, the Terrapin Purchase Agreement. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Terrapin at a discount ranging from 3.00% to 5.30% of the volume weighted average price of our common stock over a preceding period of trading days. Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on September 11, 2012. In October 2012, we sold 612,133 shares of our common stock under the Terrapin Purchase Agreement and received net proceeds of $3.4 million after deducting expenses of $0.1 million. In December 2012, we sold 1,122,218 shares of our common stock under the Terrapin Purchase Agreement and received net proceeds of $4.9 million after deducting expenses of $0.1 million.

On January 24, 2013, we completed a public offering of common stock in which we sold 7,169,135 shares of common stock at an offering price of $4.75 per share. We raised approximately $31.6 million in net proceeds after deducting underwriting discounts and commissions of $2.0 million and offering expenses of $0.4 million.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due by period at December 31, 2012:

	Payment by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$1,103	$727	$376	$—	$—

Under our license agreement with Dong-A, we may be required to make up to an aggregate of $11.5 million in additional payments to Dong-A upon the achievement of specified development and regulatory approval milestones. We are unable at this time to estimate with certainty the amount or timing of future costs we will incur under this agreement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents and Investments

Our cash equivalents and short-term investments are classified as available-for-sale and consisted of money market funds and debt instruments of agencies of the U.S. government at December 31, 2012. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Trius Therapeutics, Inc.

We have audited the accompanying balance sheets of Trius Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trius Therapeutics, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trius Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2013

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,370	$11,381
Short-term investments, available-for-sale	49,659	47,762
Accounts receivable	5,698	4,272
Prepaid expenses and other current assets	2,254	3,272

Total current assets	73,981	66,687
Property and equipment, net	990	1,037
Restricted cash	151	150
Other assets	152	251

Total assets	$75,274	$68,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,761	$3,774
Accrued liabilities	7,762	6,959
Common stock warrant liability	3,848	7,124
Current portion of deferred revenue	116	377

Total liabilities	18,487	18,234
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2012 and December 31, 2011; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2012 and December 31, 2011; 40,661,360 and 28,663,548 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	206,093	145,272
Accumulated other comprehensive income	9	7
Accumulated deficit	(149,320)	(95,392)

Total stockholders’ equity	56,787	49,891

Total liabilities and stockholders’ equity	$75,274	$68,125

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Contract research	$8,526	$12,086	$8,032
Collaborations	13,926	3,217	—
License	4,733	25,708	—

Total revenues	27,185	41,011	8,032
Operating expenses:
Research and development	69,023	49,503	23,320
General and administrative	15,395	11,339	5,406

Total operating expenses	84,418	60,842	28,726

Loss from operations	(57,233)	(19,831)	(20,694)
Other income (expense):
Interest income	33	21	8
Interest expense	—	—	(3,889)
Fair value adjustment of stock warrant liability	3,276	1,558	467
Other income (expense)	(4)	2	245

Total other income (expense)	3,305	1,581	(3,169)

Net loss	(53,928)	(18,250)	(23,863)
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	(18)

Net loss attributable to common stockholders	$(53,928)	$(18,250)	$(23,881)

Net loss per share, basic and diluted	$(1.42)	$(0.69)	$(2.36)

Weighted-average shares outstanding, basic and diluted	38,083	26,517	10,099

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(53,928)	$(18,250)	$(23,863)
Unrealized gain on available-for-sale securities, net	2	7	—

Comprehensive loss	$(53,926)	$(18,243)	$(23,863)

Trius Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	1,454,545	$729	36,363,641	$19,930	30,500,000	$30,423	968,230	$1	$1,763	$—	$(53,261)	$(51,497)

Net loss	—	—	—	—	—	—	—	—	—	—	(23,863)	(23,863)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	10,000,000	1	45,056	—	—	45,057
Issuance of common stock upon exercise of options	—	—	—	—	—	—	60,858	—	60	—	—	60
Issuance of common stock under employee stock purchase plan							34,165	—	98	—	—	98
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	52	—	—	52
Repurchase of unvested common stock	—	—	—	—	—	—	(1,793)	—	(1)	—	—	(1)
Share-based compensation	—	—	—	—	—	—	—	—	1,056	—	—	1,056
Accretion of deferred financing costs on redeemable convertible preferred stock	—	—	—	8	—	9	—	—	—	—	(18)	(18)
Conversion of notes payable to common stock upon initial public offering	—	—	—	—	—	—	4,643,227	—	23,216	—	—	23,216
Conversion of preferred stock to common stock upon initial public offering	(1,454,545)	(729)	(36,363,641)	(19,938)	(30,500,000)	(30,432)	7,943,959	1	51,099	—	—	51,100
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	—	—	194	—	—	194

Balance at December 31, 2010	—	$—	—	$—	—	$—	23,648,646	$3	$122,593	$—	$(77,142)	$45,454

Net Loss	—	—	—	—	—	—	—	—	—	—	(18,250)	(18,250)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	7	—	7
Issuance of common stock, net of offering costs	—	—	—	—	—	—	4,750,000	1	28,013	—	—	28,014
Common stock warrants issued in connection with private placement of common stock recorded as a liability	—	—	—	—	—	—	—	—	(8,682)	—	—	(8,682)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	70,180	—	83	—	—	83
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	21,560	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	173,162	—	551	—	—	551
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	29	—	—	29
Share-based compensation	—	—	—	—	—	—	—	—	2,685	—	—	2,685

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	—	$—	—	$—	28,663,548	$4	$145,272	$7	$(95,392)	$49,891

Net Loss	—	—	—	—	—	—	—	—	—	—	(53,928)	(53,928)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	2	—	2
Issuance of common stock, net of offering costs	—	—	—	—	—	—	9,890,000	1	48,373	—	—	48,374
Issuance of stock under equity line of credit, net of issuance costs	—	—	—	—	—	—	1,734,351	—	8,415	—	—	8,415
Issuance of common stock upon exercise of options	—	—	—	—	—	—	158,520	—	250	—	—	250
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	214,941	—	715	—	—	715
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—	4	—	—	4
Share-based compensation	—	—	—	—	—	—	—	—	3,064	—	—	3,064

Balance at December 31, 2012	—	—	—	—	—	—	40,661,360	$5	$206,093	$9	$(149,320)	$56,787

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(53,928)	$(18,250)	$(23,863)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	660	497	386
Share-based compensation	3,064	2,685	1,056
Gain on fair value adjustment of stock warrant liability	(3,276)	(1,558)	(467)
Amortization of investment premiums	759	625	136
Interest accrual on convertible notes payable	—	—	912
Non-cash charge on conversion of convertible notes payable	—	—	2,902
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	(2,440)	(1,144)
Prepaid expenses and other current assets	1,017	(1,883)	(921)
Accounts payable	2,987	1,627	1,538
Accrued liabilities	807	5,327	827
Deferred revenue	(261)	139	72
Other assets	100	(11)	(151)

Net cash used in operating activities	(49,497)	(13,242)	(18,717)
Investing activities
Purchases of investments	(79,697)	(64,589)	(30,957)
Sales and maturities of investments	77,043	47,033	—
Change in restricted cash	(1)	(150)	—
Purchases of property and equipment	(613)	(833)	(593)

Net cash used in investing activities	(3,268)	(18,539)	(31,550)
Financing activities
Proceeds from issuance of common stock, net of offering costs	48,374	28,013	46,435
Proceeds from issuance of common stock under equity line of credit, net of issuance costs	8,415	—	—
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	965	634	159
Payments on capital lease obligation	—	—	(70)
Repurchase of common stock	—	—	(1)

Net cash provided by financing activities	57,754	28,647	46,523

Net increase (decrease) in cash and cash equivalents	4,989	(3,134)	(3,744)
Cash and cash equivalents at beginning of period	11,381	14,515	18,259

Cash and cash equivalents at end of period	$16,370	$11,381	$14,515

Supplemental cash flow information
Cash paid for interest	$—	$—	$2
Non-cash Investing and Financing Activities
Conversion of convertible notes payable and accrued interest thereon into common stock	$—	$—	$20,314
Conversion of convertible preferred stock and convertible redeemable preferred stock into common stock	$—	$—	$51,100
Reclassification of warrant liability to additional paid-in capital	$—	$—	$194
Deferred Initial Public Offering costs incurred in 2009 and reclassified to equity	$—	$—	$1,378

See accompanying notes.

Trius Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Trius Therapeutics, Inc., or the Company, is a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious infections. The Company was originally incorporated in California in June 2004 and reincorporated in Delaware in December 2007.

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

Accounts Receivable

Accounts receivable at December 31, 2012 represent amounts due under the Company’s Collaboration and License Agreement with Bayer Pharma AG, or the Bayer Agreement, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Unbilled accounts receivable consist of expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period but have not been billed to its customers and collaborators.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through December 31, 2012.

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

The Company evaluated the accounting treatment for the warrants to purchase the Company’s common stock that were issued in connection with a private placement of stock in May 2011 and determined that liability classification was appropriate. The warrants are classified as a liability and are marked to estimated fair value at each reporting date with changes in estimated fair value recorded separately within other income (expense).

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

Revenue Recognition

The Company’s revenues are derived from the Bayer Agreement and federal contracts. The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Operating Leases

The Company enters into operating leases primarily for office space. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at December 31, 2012 and December 31, 2011. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net loss per share
Numerator
Net loss attributable to common stockholders	$(53,928)	$(18,250)	$(23,881)
Denominator
Weighted-average common shares outstanding	38,084	26,536	10,186
Less: Weighted-average shares subject to repurchase	(1)	(19)	(87)

Denominator for basic and diluted net loss per share	38,083	26,517	10,099

Basic and diluted net loss per share	$(1.42)	$(0.69)	$(2.36)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	December 31,
	2012	2011	2010
Common stock warrants	1,678,884	1,678,884	66,075
Common stock subject to repurchase	—	3,341	47,851
Common stock options	3,902,682	2,550,589	1,992,078

	5,581,566	4,232,814	2,106,004

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

Effective January 1, 2012, the Company adopted guidance issued by the FASB concerning presentation and disclosure only for the presentation of comprehensive income (loss). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations, other than its impact on the presentation of comprehensive income (loss).

Note 2. Significant Agreements and Contracts

License Agreements

In January 2007, the Company entered into a license agreement whereby the Company acquired the rights to certain proprietary materials and information related to DA-7128 (now known as tedizolid phosphate) from Dong-A ST Co., Ltd. (as successor-in-interest to Dong-A Pharmaceutical Co., Ltd.), or Dong-A. The agreement requires payments of up to an aggregate of $13.0 million between completion of Phase 2 and registration of the product in various regions. We have paid a total of $5.7 million to Dong-A since entering into the license agreement, including $1.5 million upon completion of the clinical study report in July 2012 for the Company’s ESTABLISH 1 study. The agreement terminates upon the expiration of the last royalty term for a licensed product. Either party may terminate the agreement upon 90 days’ prior written notice to the other upon or after a material, uncured default by the other party. The Company may terminate the agreement by sending Dong-A 90 days’ advance written notice where the Company decides to discontinue development or commercialization of products for any reason. Dong-A may terminate the agreement by sending 90 days’ advance written notice to the Company in the event that the Company fails to meet specified development and commercialization efforts within specified time periods.

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This is a cost reimbursement contract with total potential payments of up to $27.7 million. The Company recognizes revenues under this contract as the services are performed. The Company recorded revenues under this contract of $6.1 million, $7.1 million, and $6.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. NIAID can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2012, the Company has not received a notice of termination relative to contract activities. However, in February 2013, the Company was notified by NIAID that the contract would not be extended beyond March 31, 2013. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with NIAID at December 31, 2012 and 2011 were $503,000 and $644,000, respectively. Unbilled receivables were $123,000 and $994,000 at December 31, 2012 and 2011, respectively. From contract inception through December 31, 2012, the Company has recognized $25.2 million in revenues related to the research performed under the NIAID contract.

In April 2010, the Company entered into a four-and-one-half-year federal contract with DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against gram-negative bacterial pathogens. Due to programmatic priorities toward later stage programs, on May 3, 2012, DTRA elected not to exercise its option to extend funding under the four-and-one-half-year federal contract with the Company for the development of novel antibiotics directed against gram-negative bacterial pathogens, and therefore, the contract would not be extended beyond July 20, 2012. As a result, the Company chose to discontinue its marine natural products discovery program, which was solely funded by the DTRA contract. The Company recognized revenue under this contract as the services were performed. The Company recorded revenues under this contract of $1.3 million, $4.3 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no billed receivables due under the Company’s contract with DTRA at December 31, 2012 and 2011. Unbilled receivables were $0 and $795,000 at December 31, 2012 and 2011, respectively. From contract inception through July 2012, the Company recognized $7.3 million in revenues related to the research performed under our DTRA contract.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against gram negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract with total potential payments of up to $3.0 million which the Company may receive over three years in support of its development efforts. The Company recognizes revenue under this contract as the services are performed. The Company recorded revenues under this contract of $1.1 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of December 31, 2012, the Company has not received a notice of termination relative to contract activities. Amounts received in advance of services performed are recorded as deferred revenue until earned. Billed receivables due under the Company’s contract with LLNL at December 31, 2012 and 2011 were $265,000 and $81,000, respectively. Unbilled receivables were $32,000 and $154,000 at December 31, 2012 and 2011, respectively. From contract inception through December 31, 2012, the Company has recognized $1.8 million in revenues related to the research performed under the LLNL contract.

Collaborations

In July 2011, the Company entered into the Bayer Agreement with Bayer Pharma AG under which the Company granted Bayer exclusive rights to commercialize the Company’s lead, novel antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union but excluding North and South Korea where Dong-A retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory, and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $18.7 million and $28.9 million for the years ended December 31, 2012 and 2011, respectively, as further discussed in Note 11.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012	December 31, 2011
U.S. Treasury securities	$49,659	$47,762

Total available-for-sale investments	$49,659	$47,762

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2012
U.S. Treasury securities with unrealized gains	$43,850	$9	$—	$43,859
U.S. Treasury securities with unrealized losses	5,800	—	—	5,800

Total available-for-sale securities	$49,650	$9	$—	$49,659

December 31, 2011
U.S. Treasury securities with unrealized gains	$30,175	$9	$—	$30,184
U.S. Treasury securities with unrealized losses	17,580	—	(2)	17,578

Total available-for-sale securities	$47,755	$9	$(2)	$47,762

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The 3 securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at December 31, 2012 and December 31, 2011 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2012
U.S. Treasury securities	$49,650	$49,659	$—	$—

Total available-for-sale securities	$49,650	$49,659	$—	$—

December 31, 2011
U.S. Treasury securities	$47,755	$47,762	$—	$—

Total available-for-sale securities	$47,755	$47,762	$—	$—

The proceeds from sales of available-for-sale securities during the year ended December 31, 2012 were $9.5 million and resulted in realized gains of $1,000. The proceeds from sales of available-for-sale securities during the year ended December 31, 2011 were $3.3 million and resulted in realized gains of less than $1,000. There were no sales of available-for-sale securities during the year ended December 31, 2010.

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

Financial instruments measured at fair value as of December 31, 2012 and 2011 are classified below based on the three fair value hierarchy tiers described above (in thousands):

	Total	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2012
Assets:
Money Market funds, included in cash equivalents	$13,464	$13,464	$—	$—
U.S. Treasury securities, available-for-sale	49,659	—	49,659	—

Total	$63,123	$13,464	$49,659	$—

Liabilities:
Common stock warrant liability	$3,848	$—	$—	$3,848

Total	$3,848	$—	$—	$3,848

December 31, 2011
Assets:
Money Market funds, included in cash equivalents	$4,587	$4,587	$—	$—
U.S. Treasury securities, included in cash equivalents	850	—	850	—
U.S. Treasury securities, available-for-sale	47,762	—	47,762	—

Total	$53,199	$4,587	$48,612	$—

Liabilities:
Common stock warrant liability	$7,124	$—	$—	$7,124

Total	$7,124	$—	$—	$7,124

The fair value common stock warrant liability was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model. The following table presents activity for the common stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Beginning balance	$(7,124)	$—
Purchases	—	—
Issuances	—	(8,682)
Settlements	—	—
Gains included in other income (expense)	3,276	1,558
Transfers (to) from Level 3	—	—

Ending balance	$(3,848)	$(7,124)

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants at December 31, 2012 were to decrease by 10%, the liability would have decreased approximately $0.6 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.5 million. These changes would have been recognized in the related component of other income (expense) in the Statement of Operations.

Note 5. Property and Equipment

Property and equipment at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Laboratory equipment	$1,843	$1,784
Furniture and fixtures	92	92
Office and computer equipment	398	415
Software	254	245
Leasehold improvements	1,241	744

	3,828	3,280
Less accumulated depreciation and amortization	(2,838)	(2,243)

Property and equipment, net	$990	$1,037

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense was $660,000, $497,000, and $386,000, respectively.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Accrued payroll and employee-related costs	$3,120	$2,177
Accrued research and development costs	4,044	4,350
Other accrued liabilities	598	432

Total	$7,762	$6,959

Note 7. Common Stock Warrants

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

The preferred stock warrants were accounted for as a liability and recorded at fair value with increases or decreases in the fair value of such warrants recorded separately within other income (expense) in the Statement of Operations. Upon the closing of the IPO on August 6, 2010, all preferred stock converted into common stock and warrants to purchase preferred stock converted into warrants to purchase common stock. The Company reassessed the fair value accounting for the preferred stock warrants due to their conversion on August 6, 2010 to common stock warrants and determined that fair value measurement was no longer appropriate and that recognition as a component of additional paid-in capital was proper. The fair value of the preferred stock warrants decreased by approximately $467,000 during fiscal 2010 prior to their reclassification to additional paid-in capital on August 6, 2010.

Liability-classified warrants

On May 31, 2011, the Company closed a private placement transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock.

Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded within other income (expense) in the Statement of Operations. The fair value of the warrants decreased by approximately $3.3 million during the year ended December 31, 2012 primarily due to the decline in the Company’s stock price since the December 31, 2011 measurement date. The warrants have been recorded at an estimated fair value of $3.8 million at December 31, 2012.

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

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company could ultimately pay amounts to settle the warrant under the net cash settlement value that are significantly different than the carrying value of the liability in the financial statements. The Company will continue to classify the estimated fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability

Warrants Exercised and Outstanding

No warrants to purchase common stock were exercised during the year ended December 31, 2012. During the year ended December 31, 2011, 49,691 equity-classified warrants were net exercised resulting in the issuance of 21,560 shares of common stock. At December 31, 2012 and 2011, there were 1,678,884 common stock warrants outstanding all of which were exercisable. The common stock warrants outstanding will expire between two years and four years from December 31, 2012 and have a weighted average exercise price of $8.46.

The fair values of the liability-classified common stock warrants were estimated using the Black-Scholes option pricing model based on the following assumptions at December 31, 2012:

	Common Stock Warrants	Common Stock Warrants
	December 31, 2012	December 31, 2011
Expected volatility	85%	80%
Expected term (in years)	3.9	4.9
Risk-free interest rate	0.54%	0.83%
Expected dividend yield	0%	0%

Note 8. Convertible Notes Payable

In November 2009, the Company sold $19.2 million in aggregate principal amount of secured convertible promissory notes, or the 2009 Notes, in a private placement to certain existing investors and other parties with whom it had substantive, pre-existing relationships. The 2009 Notes were secured by a first priority security interest in all of the Company’s assets and were convertible into equity upon the occurrence of certain events. The 2009 Notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (1) January 31, 2011 or (2) the sale of the company, or all or substantially all of its assets. The 2009 Notes, including interest thereon, were automatically converted into 4,643,227 shares of common stock upon the closing of the IPO on August 6, 2010 (representing a conversion at a 12.5% discount to the IPO price). The Company recorded a beneficial conversion charge of $2.9 million related to the conversion of the 2009 Notes at a discount to the IPO price. There was $912,000 of interest expense incurred related to the 2009 Notes for the year ended December 31, 2010. There was no interest expense related to the 2009 Notes for the year ended December 31, 2012 or 2011 due to the conversion of the 2009 Notes to common stock upon the Company’s IPO in August 2010.

Note 9. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	December 31, 2012	December 31, 2011
Common stock warrants	1,678,884	1,678,884
Shares available for purchase under the 2010 Employee Stock Purchase Plan	314,218	529,159
Common stock options outstanding	3,902,682	2,550,589
Common stock options available for future grant	1,174,231	1,770,844

Total common shares reserved for issuance	7,070,015	6,529,476

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

2010 Plan. The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2010 Plan is 2,400,000 shares, plus the shares that remained available for future issuance under the 2006 Plan as of the effective date of the 2010 Plan. In addition, the number of shares of common stock reserved for issuance will automatically increase (i) on

January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 800,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options granted under the 2006 Plan that were outstanding as of the effective date of the 2010 Plan that are forfeited or expire after the effective date of the 2010 Plan. As of December 31, 2012, there were 975,231 shares available for future grants under the 2010 Plan.

2010 Directors’ Plan. The 2010 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to the Company’s non-employee directors and will terminate at the discretion of the Company’s board of directors. The exercise price of the options granted under the 2010 Directors’ Plan will be equal to 100% of the fair market value of the Company’s common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options can be up to ten years. An aggregate of 300,000 shares of the Company’s common stock was initially reserved for issuance under the 2010 Directors’ Plan. This amount will be increased annually on January 1, from 2011 until 2020, by the lesser of the aggregate number of shares of the Company’s common stock subject to options granted as initial grants and annual grants under the 2010 Directors’ Plan during the immediately preceding year or 150,000 shares. However, the Company’s board of directors will have the authority to designate a lesser number of shares by which the authorized number of shares of the Company’s common stock will be increased. As of December 31, 2012, there were 199,000 shares available for future grants under the 2010 Directors’ Plan.

2010 Purchase Plan. The 2010 Purchase Plan authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. An aggregate of 500,000 shares of the Company’s common stock was initially reserved for issuance under the 2010 Purchase Plan. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2011 through January 1, 2020, by the least of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by the Company’s board of directors that is less than (a) or (b). The 2010 Purchase Plan is implemented through a series of offerings of purchase rights to eligible employees. Under the 2010 Purchase Plan, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the 2010 Purchase Plan and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the 2010 Purchase Plan. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the 2010 Purchase Plan at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2012, there were 314,218 shares available for future sale under the 2010 Purchase Plan.

Stock Options

The Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s Balance Sheets. As of December 31, 2012, there were no unvested shares of the Company’s common stock outstanding and as of December 31, 2011, there were 3,341 unvested shares of the Company’s common stock outstanding for which a liability of $4,000 was recorded.

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	974,178	$1.36	8.36	$6,048
Granted	1,084,122	$3.61
Exercised	(60,858)	$0.99		$174
Canceled	(5,364)	$1.24

Options outstanding at December 31, 2010	1,992,078	$2.60	8.69	$2,412
Granted	641,000	$6.58
Exercised	(70,180)	$1.19		$374
Canceled	(12,309)	$3.72

Options outstanding at December 31, 2011	2,550,589	$3.63	8.15	$9,247
Granted	1,566,000	$5.05
Exercised	(158,520)	$1.58		$577
Canceled	(55,387)	$6.26

Options outstanding at December 31, 2012	3,902,682	$4.25	8.00	$3,726

Options vested or expected to vest at December 31, 2012	3,892,083	$4.25	8.00	$3,725

Options exercisable at December 31, 2012	1,948,714	$3.53	7.17	$3,222

At December 31, 2012 and December 31, 2011, there was approximately $6.2 million and $3.8 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.71 and 2.79 years, respectively.

The Company received cash from the exercise of stock options of $250,000, $83,000 and $60,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share-weighted average fair value of stock options granted to employees during the years ended December 31, 2012, 2011 and 2010 was $3.40, $4.26, and $2.29, respectively.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	78%	75%	70%
Expected term (in years)	5.27-6.08	5.27-6.08	5.77-6.25
Risk-free interest rate	0.78%-1.33%	1.02%-2.71%	1.41%-1.70%
Expected dividend yield	0%	0%	0%

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

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and is remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period. No stock options were granted to non-employees during the year ended December 31, 2012. The Company granted 5,000 and 1,500 stock options to non-employees during the years ended December 31, 2011 and 2010, respectively.

In connection with non-employee options, the Company recognized expense of less than $1,000 during the years ended December 31, 2012 and 2011, and $22,000 during the year ended December 31, 2010.

Employee Stock Purchase Plan (ESPP)

The following table shows the assumptions used to compute share-based compensation expense for the stock purchased under the ESPP during the years ended December 31, 2012, 2011 and 2010 using the Black-Scholes option pricing model:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	70-80%	70-75%	70%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.05%-0.49%	0.05%-0.49%	0.20%-0.49%
Expected dividend yield	0%	0%	0%

Share-based Compensation Summary

Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Employee Stock Purchase Plan and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$1,486	$1,283	$437
General and administrative	1,578	1,402	619

Total	$3,064	$2,685	$1,056

Since the Company had a net operating loss carryforward as of December 31, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the years ended December 31, 2012, 2011 and 2010 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 11. Revenue Recognition Under Multiple Element Arrangements

In July 2011, the Company entered into the Bayer Agreement with Bayer under which the company granted Bayer exclusive rights to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate in the Bayer Licensed Territory which includes China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea. Under the Bayer Agreement, the Company has agreed to use commercially reasonable efforts to conduct those development and registration activities that are necessary to obtain regulatory approval of tedizolid phosphate for the treatment of ABSSSI and pneumonia in the United States, and Bayer has agreed to use commercially reasonable efforts to conduct those development and registration activities specific to the Bayer Licensed Territory that are necessary to obtain regulatory approval of tedizolid phosphate for the treatment of ABSSSI and pneumonia in major market countries in the Bayer Licensed Territory. The Company is responsible for all development and commercialization activities for tedizolid phosphate in the United States, Canada and the European Union and retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union but excluding North and South Korea where Dong-A retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

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

Revenues recognized related to the Bayer Agreement were as follows (in thousands):

	License Revenue	Collaboration Revenue	Total Revenue
Year ended December 31, 2012
Milestones	$4,733	$7,368	$12,101
Global Development Plan Services	—	5,569	5,569
Bayer Licensed Territory Services	—	989	989

Total	$4,733	$13,926	$18,659

Year ended December 31, 2011
Initial License and Collaboration Payment	$24,924	$76	$25,000
Milestones	784	1,216	2,000
Global Development Plan Services	—	1,679	1,679
Bayer Licensed Territory Services	—	246	246

Total	$25,708	$3,217	$28,925

In January 2012, the Company and Bayer agreed on the achievement of all efficacy and safety objectives for Trius’ first global Phase 3 trial of tedizolid phosphate for the treatment of ABSSSI, the ESTABLISH 1 study. This event triggered a $5.0 million payment to the Company under the Bayer Agreement. At the inception of the Bayer Agreement, the Company determined that this milestone would be substantive when earned. Therefore, the $5.0 million payment was recognized as revenue during the quarter ended March 31, 2012 with $2.0 million recorded as License revenues and $3.0 million recorded as Collaboration revenues in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

In both May 2012 and August 2012, the Company earned $2.0 million milestone payments for progress made on its second Phase 3 clinical trial of tedizolid phosphate for the treatment of ABSSSI, the ESTABLISH 2 study. The Company determined each of these $2.0 million milestones to be substantive at the inception of the Bayer Agreement. As such, the $2.0 million milestone earned in May 2012 was recognized as revenue in the quarter ended June 30, 2012 with $0.8 million recorded as License revenues and $1.2 million recorded as Collaboration revenue. The $2.0 million milestone earned in August 2012 was recognized as revenue in the quarter ended September 30, 2012 with $0.8 million recorded as License revenues and $1.2 million recorded as Collaboration revenue. Both of these milestones were allocated in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

In December 2012, the Company earned a $3.1 million milestone payment for the last dosing of the last patient in the ESTABLISH 2 study. The Company determined that this milestone was substantive at the inception of the Bayer Agreement. As such, the $3.1 million milestone earned in December 2012 was recognized as revenue in the quarter ended December 31, 2012 with $1.2 million recorded as License revenue and $1.9 million recorded as Collaboration revenue. This milestone was allocated in accordance with the ratio of the estimated selling prices of each unit of accounting determined at inception of the Bayer Agreement.

The Global Development Plan Services are expected to be performed through December 2017, with no general right of return. From inception of the contract through December 31, 2012, the Company has provided certain Global Development Plan Services to Bayer. Under the Bayer Agreement, the Company is entitled to be reimbursed for certain costs associated with the performance of these services. At December 31, 2012, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services since inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services through the remainder of the Global Development Period. The expected arrangement consideration was multiplied by the percentage of completion to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the years ended December 31, 2012 and 2011, the Company recognized $5.6 million and $1.7 million, respectively, in Collaboration revenues related to performance of Global Development Plan Services

Development expenses incurred by the Company that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, the Company may perform certain services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statement of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as Collaboration revenues in the period the services are performed. Collaboration revenues recognized for the performance of Bayer Licensed Territory Services during the years ended December 31, 2012 and 2011 consisted of $989,000 and $246,000, respectively.

At inception of the Bayer Agreement, the Company was eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial events. Approximately $34.1 million of such payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based on its efforts. Since the inception of the collaboration and through December 31, 2012, the Company has earned $14.1 million in milestones for development and regulatory efforts, of which $12.1 million were deemed substantive given that the payments were based solely on the Company’s past performance, the value created for the collaborator upon achievement of the events, and the relative reasonableness of the associated payments in relation to the collaboration consideration taken as a whole. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of Bayer.

Bayer has the ability to terminate the Bayer Agreement in its entirety by providing at least six months’ notice to the Company within the first two years of the Bayer Agreement. After two years, Bayer must provide at least 90 days’ notice. In addition, Bayer has the right to terminate the Bayer Agreement within 30 days of determining that the Company’s ESTABLISH 2 study has not been completed successfully or of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid phosphate.

Note 12. Stockholders’ Equity

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

Public Offerings of Common Stock

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

In October 2012, the Company sold 612,133 shares of its common stock under the Terrapin Purchase Agreement and received net proceeds of $3.4 million after deducting expenses of $51,000. In December 2012, the Company sold 1,122,218 shares of its common stock under the Terrapin Purchase Agreement and received net proceeds of $4.9 million after deducting expenses of $34,000.

Note 13. Income Taxes

The Company adopted the accounting guidance related to accounting for uncertainty in income taxes on January 1, 2008, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Upon implementation of the new guidance, the Company had no unrecognized tax benefits. As of December 31, 2012 and 2011, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets are shown below (in thousands). A valuation allowance has been established to offset the deferred tax assets as realization of such assets has not met the more-likely-than-not threshold.

	Year Ended December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$32,469	$7,480
Research tax credits	5,005	4,497
Capitalized research costs	22,607	26,157
Other, net	1,767	942

Total Deferred Tax Assets	61,848	39,076
Deferred Tax Liabilities	—	—

Net deferred tax assets	61,848	39,076
Valuation allowance	(61,848)	(39,076)

Net Deferred Tax Assets	$—	$—

The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the Statements of Operations for the years ended December 31, 2012, 2011 or 2010.

At December 31, 2012, the Company has federal net operating loss carryforwards of approximately $81.6 million, of which $749,000 are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, and will expire unused and the remaining federal net operating losses will begin to expire in 2025 unless previously utilized. The Company has California net operating loss carryforwards of approximately $82.4 million, of which $785,000 are subject to limitation under IRC Section 382 and will expire unused and the remaining California net operating losses will begin to expire in 2015 unless previously utilized. The Company also has federal research tax credit carryforwards of approximately $4.0 million, of which $34,000 are subject to IRC Section 382 and will expire unused and the remaining federal research tax credit carryforwards will begin to expire in 2027. The Company also has California research tax credit carryforwards of approximately $2.9 million, which do not expire. Additional limitations may arise if the Company experiences an ownership change in subsequent years. With limited exceptions, the Company’s tax years for 2004 and forward are subject to examination by the U.S. and various state income tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2012	2011	2010
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefits	7.1	9.9	7.1
Permanent differences	0.9	(0.4)	(10.0)
Credits	(0.2)	5.0	10.4
Change in valuation allowance	(41.8)	(48.5)	(41.5)

Effective tax rate	0.0%	0.0%	0.0%

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets. The Company’s valuation allowance increased approximately $22.8 million, $8.8 million and $10.0 million in 2012, 2011 and 2010, respectively, primarily due to net operating losses incurred during these periods. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The 2012 federal R&D credit of approximately $861,000 has not been included in the calculation of deferred tax assets and liabilities on the income tax provision. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The Act reinstated the research and development credit retroactively to January 1, 2012. FASB ASC 740-10-25-47 and 48 address the treatment of changes in tax laws and tax rates. These sections state specifically that the effect of a change in tax laws or rates including a retroactive change in an enacted tax rate is determined and recognized at the date of enactment. Therefore, since the date of enactment is in 2013, the related tax benefit should not be recorded in the financial statements until 2013. Even though the financial statements are issued after the effective date of the change in the tax law, current taxes and deferred tax assets and liabilities should be measured using the enacted tax law and rates as of the balance sheet date.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Gross unrecognized tax benefits at the beginning of the year	$904	$570	$—
Increases related to current year tax positions	136	334	570
Decreases related to prior year tax positions	—	—	—
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$1,040	$904	$570

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2012, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Note 14. Commitments

In August 2012, the Company amended its facility lease to expand its premises and extend the term of the lease to June 30, 2014. The Company accounts for this lease as an operating lease. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. The Company’s amended lease includes options to extend the term for up to 36 additional months beyond the current termination date and contains a 4% annual escalation provision. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $786,000, $607,000 and $451,000, respectively. As of December 31, 2012, the total future minimum payments under the Company’s operating leases were as follows (in thousands):

Minimum Payment
2013	$727
2014	376
Thereafter	—

Total	$1,103

Note 15. Subsequent Events

In January 2013, the Company completed a public offering of common stock in which it sold 7,169,135 shares of common stock at an offering price of $4.75 per share. The Company raised approximately $31.6 million in net proceeds after deducting underwriting discounts and commissions of $2.0 million and offering expenses of approximately $0.4 million.

Note 16. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2012 and 2011 (unaudited, in thousands, except for loss per share data):

	Quarter Ended				Year Ended Dec 31
	Mar 31	Jun 30	Sep 30	Dec 31
2012
Revenues	$9,832	$6,224	$5,973	$5,156	$27,185
Operating expenses	19,850	19,690	23,759	21,119	84,418
Net income (loss) attributable to common stockholders	(7,604)	(14,414)	(17,682)	(14,228)	(53,928)
Net income (loss) per share:
Basic	$(0.22)	$(0.37)	$(0.46)	$(0.36)	$(1.42)
Diluted	$(0.22)	$(0.37)	$(0.46)	$(0.36)	$(1.42)
Shares used in the calculation of net income (loss) per share:
Basic	35,195	38,715	38,781	39,618	38,083
Diluted	35,195	38,715	38,781	39,618	38,083

2011
Revenues	$2,715	$2,859	$30,436	$5,001	$41,011
Operating expenses	12,784	12,854	18,634	16,570	60,842
Net income (loss) attributable to common stockholders	(10,062)	(9,988)	14,311	(12,511)	(18,250)
Net income (loss) per share:
Basic	$(0.43)	$(0.40)	$0.50	$(0.44)	$(0.69)
Diluted	$(0.43)	$(0.40)	$0.49	$(0.44)	$(0.69)
Shares used in the calculation of net income (loss) per share:
Basic	23,613	25,255	28,527	28,597	26,517
Diluted	23,613	25,255	29,477	28,597	26,517

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2012, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trius Therapeutics, Inc.

We have audited Trius Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trius Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trius Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Trius Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Trius Therapeutics, Inc. and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders to be held within 180 days of December 31, 2012, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to the Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Registrant on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.4(3)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among the Registrant and certain of its stockholders.

4.5(2)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2+(1)	Amended and Restated 2006 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.3+(1)	2010 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.4+(4)	Amended and Restated 2010 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement there under.

10.5+(1)	2010 Employee Stock Purchase Plan and Form of Offering Document there under.

10.6+(1)	Employment Agreement dated February 1, 2007 between the Registrant and Jeffrey Stein, Ph.D.

10.7+(8)	Offer of Employment dated January 10, 2011 from the Registrant to John Craig Thompson.

10.8+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John Finn, Ph.D.

10.9+(1)	Offer of Employment dated June 15, 2007 from the Registrant to Philippe G. Prokocimer, M.D.

10.10+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John P. Schmid.

10.11+(4)	Trius Therapeutics, Inc. Severance Benefit Plan.

10.12+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.13(1)	Standard Industrial/Commercial Multi-Tenant Lease—Net dated September 7, 2004 between the Registrant and Nancy Ridge Technology Center, L.P., as amended on August 1, 2006, March 14, 2007, September 24, 2007, July 15, 2008 and March 11, 2010.

10.14(5)	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.15(6)	Seventh Amendment Dated March 19, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

Exhibit	Description of Document

10.16(7)	Eighth Amendment Dated June 15, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.17(9)	Tenth Amendment Dated August 30, 2012 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.18*(1)	License Agreement dated January 31, 2007, by and between the Registrant and Dong-A Pharmaceutical Co., Ltd.

10.19*(4)	Collaboration and License Agreement dated July 26, 2011, by and between the Registrant and Bayer Pharma AG.

10.20*(1)	Contract Award issued by the National Institutes of Health, DHHS, NIAID, DEA and OA, dated September 1, 2008, relating to the development of novel agents for gram-negative biodefense pathogens.

10.21*(1)	Stevenson-Wydler (15 USC 3710) Cooperative Research and Development Agreement dated March 17, 2009, by and between the Registrant and Lawrence Livermore National Security LLC.

10.22*(1)	Contract Award issued by the Defense Threat Reduction Agency/BE-BC, dated April 21, 2010, relating to Broad Spectrum Antibacterial Therapeutics from Marine Natural products.

10.23*(1)	Research Agreement dated May 13, 2010, by and between the Registrant and the Regents of the University of California.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050) filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011.
(5)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 12, 2010.
(6)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011.
(7)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
(8)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Annual Report on Form 10-K (File No. 001-34828) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012.
(9)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trius Therapeutics, Inc.

By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 13, 2013

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

Signature	Title	Date
/s/ Jeffrey Stein Jeffrey Stein, Ph.D.	President, CEO and Director (Principal Executive Officer)	March 13, 2013

/s/ John Schmid John Schmid	Chief Financial Officer (Principal Financial Officer)	March 13, 2013

/s/ Michael Morneau Michael Morneau	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013

/s/ David S. Kabakoff David S. Kabakoff, Ph.D.	Chairman of the Board of Directors	March 13, 2013

/s/ Brian G. Atwood Brian G. Atwood	Director	March 13, 2013

/s/ Karin Eastham Karin Eastham	Director	March 13, 2013

/s/ Nina Kjellson Nina Kjellson	Director	March 13, 2013

/s/ Brendan O’Leary Brendan O’Leary	Director	March 13, 2013

Signature	Title	Date

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 13, 2013

/s/ Risa Stack Risa Stack, Ph.D.	Director	March 13, 2013

/s/ Paul Truex Paul Truex	Director	March 13, 2013

EXHIBIT INDEX

Exhibit	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Registrant on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.4(3)	Amended and Restated Investor Rights Agreement dated March 19, 2008 among the Registrant and certain of its stockholders.

4.5(2)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2+(1)	Amended and Restated 2006 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.3+(1)	2010 Equity Incentive Plan and Form of Stock Option Agreement there under.

10.4+(4)	Amended and Restated 2010 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement there under.

10.5+(1)	2010 Employee Stock Purchase Plan and Form of Offering Document there under.

10.6+(1)	Employment Agreement dated February 1, 2007 between the Registrant and Jeffrey Stein, Ph.D.

10.7+(8)	Offer of Employment dated January 10, 2011 from the Registrant to John Craig Thompson.

10.8+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John Finn, Ph.D.

10.9+(1)	Offer of Employment dated June 15, 2007 from the Registrant to Philippe G. Prokocimer, M.D.

10.10+(1)	Amended and Restated Offer of Employment dated February 28, 2007 from the Registrant to John P. Schmid.

10.11+(4)	Trius Therapeutics, Inc. Severance Benefit Plan.

10.12+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.13(1)	Standard Industrial/Commercial Multi-Tenant Lease—Net dated September 7, 2004 between the Registrant and Nancy Ridge Technology Center, L.P., as amended on August 1, 2006, March 14, 2007, September 24, 2007, July 15, 2008 and March 11, 2010.

10.14(5)	Sixth Amendment Dated September 29, 2010 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.15(6)	Seventh Amendment Dated March 19, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.16(7)	Eighth Amendment Dated June 15, 2011 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

Exhibit	Description of Document

10.17(9)	Tenth Amendment Dated August 30, 2012 to Standard Industrial/Commercial Multi-Tenant Lease-Net dated September 7, 2004, as amended, between the Registrant and Nancy Ridge Technology Center, L.P.

10.18*(1)	License Agreement dated January 31, 2007, by and between the Registrant and Dong-A Pharmaceutical Co., Ltd.

10.19*(4)	Collaboration and License Agreement dated July 26, 2011, by and between the Registrant and Bayer Pharma AG.

10.20*(1)	Contract Award issued by the National Institutes of Health, DHHS, NIAID, DEA and OA, dated September 1, 2008, relating to the development of novel agents for gram-negative biodefense pathogens.

10.21*(1)	Stevenson-Wydler (15 USC 3710) Cooperative Research and Development Agreement dated March 17, 2009, by and between the Registrant and Lawrence Livermore National Security LLC.

10.22*(1)	Contract Award issued by the Defense Threat Reduction Agency/BE-BC, dated April 21, 2010, relating to Broad Spectrum Antibacterial Therapeutics from Marine Natural products.

10.23*(1)	Research Agreement dated May 13, 2010, by and between the Registrant and the Regents of the University of California.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050) filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011.

(5)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 12, 2010.
(6)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011.
(7)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
(8)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Annual Report on Form 10-K (File No. 001-34828) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012.
(9)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No. 001-34828) for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012.