Form 10-Q
period 2013-03-31
Trius Therapeutics Inc
filed 2013-05-08
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 1, 2013 was 47,872,124.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,086	$16,370
Short-term investments, available-for-sale	63,562	49,659
Accounts receivable	2,337	5,698
Prepaid expenses and other current assets	2,698	2,254

Total current assets	88,683	73,981
Property and equipment, net	820	990
Restricted cash	151	151
Other assets	164	152

Total assets	$89,818	$75,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,046	$6,761
Accrued liabilities	6,514	7,762
Common stock warrant liability	5,817	3,848
Current portion of deferred revenue	171	116

Total liabilities	17,548	18,487
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2013 and December 31, 2012; 47,868,166 and 40,661,360 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	238,858	206,093
Accumulated other comprehensive income	7	9
Accumulated deficit	(166,600)	(149,320)

Total stockholders’ equity	72,270	56,787

Total liabilities and stockholders’ equity	$89,818	$75,274

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Contract research	$529	$3,011
Collaborations	1,198	4,871
License	—	1,950

Total revenues	1,727	9,832
Operating expenses:
Research and development	12,545	16,846
General and administrative	4,504	3,004

Total operating expenses	17,049	19,850

Loss from operations	(15,322)	(10,018)
Other income (expense):
Interest income	11	—
Fair value adjustment of common stock warrant liability	(1,969)	2,417
Other income (expense)	—	(3)

Total other income (expense)	(1,958)	2,414

Net loss	$(17,280)	$(7,604)

Net loss per share, basic and diluted	$(0.38)	$(0.22)

Weighted-average shares outstanding, basic and diluted	46,021	35,195

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(17,280)	$(7,604)
Unrealized loss on available-for-sale securities, net	(2)	(17)

Comprehensive loss	$(17,282)	$(7,621)

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(17,280)	$(7,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	178	160
Share-based compensation	1,082	699
(Gain) loss on fair value adjustment of stock warrant liability	1,969	(2,417)
Amortization of investment premiums	115	209
Changes in operating assets and liabilities:
Accounts receivable	3,361	(1,252)
Prepaid expenses and other current assets	(444)	22
Accounts payable	(1,715)	2,096
Accrued liabilities	(1,248)	(2,655)
Deferred revenue	54	(207)
Other assets	(12)	227

Net cash used in operating activities	(13,940)	(10,722)
Investing activities
Purchases of investments	(37,106)	(52,938)
Sales and maturities of investments	23,086	14,743
Purchases of property and equipment	(8)	(180)

Net cash used in investing activities	(14,028)	(38,375)
Financing activities
Proceeds from issuance of common stock, net of offering costs	31,613	48,374
Proceeds from exercise of stock options	71	155

Net cash provided by financing activities	31,684	48,529

Net increase (decrease) in cash and cash equivalents	3,716	(568)
Cash and cash equivalents at beginning of period	16,370	11,381

Cash and cash equivalents at end of period	$20,086	$10,813

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

Accounts Receivable

Accounts receivable at March 31, 2013 and December 31, 2012 represent amounts due under the Company’s Collaboration and License Agreement, or the Bayer Agreement, with Bayer Pharma AG, or Bayer, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Unbilled accounts receivable consist of expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period but have not been billed to its customers and collaborators.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, long-term investments and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through March 31, 2013.

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

The Company recognizes revenue according to the provisions of Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple Element Arrangements. Consideration received from multiple-element arrangements is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

When determining whether or not to account for transactions under the milestone method, the Company makes a determination at the inception of the agreement of whether or not each milestone is considered substantive. During this assessment process, the Company considers if achievement of the milestone is based in whole or in part on the Company’s performance or on the occurrence of a separate outcome resulting from the Company’s performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due. In order for milestone consideration to be deemed substantive, it should:

1.	Be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of the specific outcome resulting from the vendor’s performance to achieve the milestone.

2.	Relate solely to past performance; and

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at March 31, 2013 and December 31, 2012. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of March 31, 2013, statements of operations for the three months ended March 31, 2013 and 2012, statements of comprehensive loss for the three months ended March 31, 2013 and 2012 and statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2013 and the results of operations and comprehensive loss for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net loss per share
Numerator
Net loss attributable to common stockholders	$(17,280)	$(7,604)
Denominator
Weighted-average common shares outstanding	46,021	35,197
Less: Weighted-average shares subject to repurchase	—	(2)

Denominator for basic and diluted net loss per share	46,021	35,195

Basic and diluted net loss per share	$(0.38)	$(0.22)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2013	2012
Common stock warrants	1,678,884	1,678,884
Common stock subject to repurchase	—	900
Common stock options	5,348,688	3,654,239

	7,027,572	5,334,023

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

Note 2. Significant Agreements and Contracts

License Agreements

In January 2007, the Company entered into a license agreement whereby the Company acquired the rights to certain proprietary materials and information related to DA-7128 (now known as tedizolid phosphate) from Dong-A ST Co., Ltd. (as successor-in-interest to Dong-A Pharmaceutical Co., Ltd.), or Dong-A. Since the inception of the license agreement, $5.7 million in license fees and milestone payments have been paid to Dong-A. If certain development and regulatory approval milestones are achieved, the Company may be required to pay up to an additional $11.5 million to Dong-A. The agreement terminates upon the expiration of the last royalty term for a licensed product. Either party may terminate the agreement upon 90 days’ prior written notice to the other upon or after a material, uncured default by the other party. The Company may terminate the agreement by sending Dong-A 90 days’ advance written notice where the Company decides to discontinue development or commercialization of products for any reason. Dong-A may terminate the agreement by sending 90 days’ advance written notice to the Company in the event that the Company fails to meet specified development and commercialization efforts within specified time periods.

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This is a cost reimbursement contract with total potential payments of up to $27.7 million. In February 2013, the Company was notified by NIAID that funding under the contract would not be extended beyond March 31, 2013. Upon receipt of the notice, the Company discontinued contract activities and NIAID must pay the Company a final settlement based on eligible expenses incurred under the contract. The Company has recognized revenues under this contract as services were performed. Amounts received in advance of services performed have been recorded as deferred revenue until earned. The Company recorded revenues under this contract of $0.4 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. Billed receivables due under the Company’s contract with NIAID at March 31, 2013 and December 31, 2012 were $62,000 and $503,000, respectively. Unbilled receivables were $385,000 and $123,000 at March 31, 2013 and December 31, 2012, respectively. From contract inception through March 31, 2013, the Company has recognized $25.6 million in revenues related to the research performed under the NIAID contract.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against Gram-negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract with total potential payments of up to $3.0 million which the Company may receive over three years in support of its development efforts. The Company recognizes revenue under this contract as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned. The Company recorded revenues under this contract of $0.1 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of March 31, 2013, the Company has not received a notice of termination relative to contract activities. Billed receivables due under the Company’s contract with LLNL at March 31, 2013 and December 31, 2012 were $0 and $265,000, respectively. Unbilled receivables were $139,000 and $32,000 at March 31, 2013 and December 31, 2012, respectively. From contract inception through March 31, 2013, the Company has recognized $1.9 million in revenues related to the research performed under the LLNL contract.

In April 2010, the Company entered into a four-and-one-half-year federal contract with the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against Gram-negative bacterial pathogens. Due to programmatic priorities toward later stage programs, on May 3, 2012, DTRA elected not to exercise its option to extend funding under the contract with the Company and therefore, the contract was not extended beyond July 20, 2012. As a result, the Company chose to discontinue its marine natural products discovery program, which was solely funded by the DTRA contract. The Company recognized revenue under this contract as the services were performed. The Company recognized no revenue under this contract for the three months ended March 31, 2013 and $1.1 million for the three months ended March 31, 2012. There were no billed or unbilled receivables due under the Company’s contract with DTRA at March 31, 2013 or December 31, 2012. From contract inception through the termination of the contract in 2012, the Company recognized $7.3 million in revenues related to the research performed under the DTRA contract.

Collaborations

In July 2011, the Company entered into the Bayer Agreement under which the Company granted Bayer exclusive rights to commercialize the Company’s lead, novel antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union but excluding North and South Korea where Dong-A retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory, and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $1.2 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively, as further discussed in Note 8.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
U.S. Treasury securities	$63,562	$49,659

Total available-for-sale investments	$63,562	$49,659

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2013
U.S. Treasury securities with unrealized gains	$60,518	$7	$—	$60,525
U.S. Treasury securities with unrealized losses	3,037	—	—	3,037

Total available-for-sale securities	$63,555	$7	$—	$63,562

December 31, 2012
U.S. Treasury securities with unrealized gains	$43,850	$9	$—	$43,859
U.S. Treasury securities with unrealized losses	5,800	—	—	5,800

Total available-for-sale securities	$49,650	$9	$—	$49,659

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2013, there was one security in an unrealized loss position, and at December 31, 2012, there were three securities in an unrealized loss position. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at March 31, 2013 and December 31, 2012 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2013
U.S. Treasury securities	$63,555	$63,562	$—	$—

Total available-for-sale securities	$63,555	$63,562	$—	$—

December 31, 2012
U.S. Treasury securities	$49,650	$49,659	$—	$—

Total available-for-sale securities	$49,650	$49,659	$—	$—

The proceeds from sales of available-for-sale securities during the three months ended March 31, 2013 were $3.1 million and resulted in realized gains of less than $1,000. The proceeds from sales of available-for-sale securities during the three months ended March 31, 2012 were $2.7 million and resulted in realized gains of less than $1,000.

Note 4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and warrant liabilities related to warrants to purchase common stock. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value as of March 31, 2013 and December 31, 2012 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Money Market funds, included in cash equivalents	$16,776	$16,776	$—	$—
U.S. Treasury securities, available-for-sale	63,562	—	63,562	—

Total	$80,338	$16,776	$63,562	$—

Liabilities:
Common stock warrant liability	$5,817	$—	$—	$5,817

Total	$5,817	$—	$—	$5,817

December 31, 2012
Assets:
Money Market funds, included in cash equivalents	$13,464	$13,464	$—	$—
U.S. Treasury securities, included in cash equivalents	—	—	—	—
U.S. Treasury securities, available-for-sale	49,659	—	49,659	—

Total	$63,123	$13,464	$49,659	$—

Liabilities:
Common stock warrant liability	$3,848	$—	$—	$3,848

Total	$3,848	$—	$—	$3,848

The fair value of the common stock warrant liability was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the common stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$(3,848)	$(7,124)
Purchases	—	—
Issuances	—	—
Settlements	—	—
Gains (losses) included in other income (expense)	(1,969)	2,417
Transfers (to) from Level 3	—	—

Ending balance	$(5,817)	$(4,707)

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants at March 31, 2013 were to decrease by 10%, the liability would have decreased approximately $0.7 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.7 million. These changes would have been recognized in the related component of other income (expense) in the Statements of Operations.

Note 5. Common Stock Warrants

Equity-classified warrants

During 2004, in connection with a financing arrangement, the Company issued warrants to purchase 140,909 shares of Series A-1 convertible preferred stock at $0.55 per share. After giving effect to the 1 for 8.6 reverse stock split approved in February 2010, 16,384 warrants remain outstanding at $4.73 per share.

Liability-classified warrants

On May 31, 2011, the Company closed a private placement transaction with certain accredited investors pursuant to which an aggregate of 4,750,000 units were sold at a purchase price of $6.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded within other income (expense) in the Statements of Operations. The fair value of the warrants increased by approximately $2.0 million during the three months ended March 31, 2013 primarily due to the increase in the Company’s stock price since the December 31, 2012 measurement date. The warrants have been recorded at an estimated fair value of $5.8 million at March 31, 2013.

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

The fair value of the liability-classified common stock warrants was estimated using the Black-Scholes option pricing model based on the following assumptions at March 31, 2013:

Expected volatility	80%
Expected term (in years)	3.7
Risk-free interest rate	0.57%
Expected dividend yield	0%

Warrants Exercised and Outstanding

No warrants to purchase common stock were exercised during the three months ended March 31, 2013 or 2012. At March 31, 2013 and December 31, 2012, there were 1,678,884 common stock warrants outstanding all of which were exercisable. The common stock warrants outstanding will expire between two years and four years from March 31, 2013 and have a weighted average exercise price of $8.46.

Note 6. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	March 31, 2013	December 31, 2012
Common stock warrants	1,678,884	1,678,884
Shares available for purchase under the 2010 Employee Stock Purchase Plan	564,218	314,218
Common stock options outstanding	5,348,688	3,902,682
Common stock options available for future grant	592,554	1,174,231

Total common shares reserved for issuance	8,184,344	7,070,015

Note 7. Share-based Compensation

The Company granted 1,490,000 stock options to certain employees of the Company with a weighted average exercise price of $6.14 per share during the three months ended March 31, 2013. The Company granted 1,226,000 stock options to certain employees and consultants of the Company with a weighted average exercise price of $4.97 per share during the three months ended March 31, 2012. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	3,902,682	$4.25	8.00	$3,726
Granted	1,490,000	$6.14
Exercised	(37,671)	$1.87		$148
Canceled	(6,323)	$6.68

Options outstanding at March 31, 2013	5,348,688	$4.79	8.37	$11,308

Options vested or expected to vest at March 31, 2013	5,325,636	$4.79	8.36	$11,283

Options exercisable at March 31, 2013	2,107,510	$3.67	7.09	$6,928

At March 31, 2013 and December 31, 2012, there was approximately $11.9 million and $6.2 million, respectively, of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 3.09 years and 2.71 years, respectively.

The Company received cash from the exercise of stock options of $71,000 and $155,000 during the three months ended March 31, 2013 and 2012, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2013 was $4.38.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the three months ended March 31, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2013
Expected volatility	85%
Expected term (in years)	6.02
Risk-free interest rate	1.11%
Expected dividend yield	0%

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

Risk-free Interest Rate. The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of the Company’s stock option grants.

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

2010 Employee Stock Purchase Plan

The following table shows the assumptions used to compute share-based compensation expense for the 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan using the Black-Scholes option pricing model:

Three Months Ended March 31,
2013
Expected volatility	70-80%
Expected term (in years)	0.5 – 2.0
Risk-free interest rate	0.14%-0.27%
Expected dividend yield	0%

Share-based Compensation Summary. Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Purchase Plan and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$620	$326
General and administrative	462	373

Total	$1,082	$699

Since the Company had a net operating loss carryforward as of March 31, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the three months ended March 31, 2013 and 2012 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Note 8. Revenue Recognition Under Multiple Element Arrangements

In July 2011, the Company entered into the Bayer Agreement under which the Company granted Bayer exclusive rights to develop and commercialize the Company’s lead antibiotic, tedizolid phosphate in the Bayer Licensed Territory which includes China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea. Under the Bayer Agreement, the Company has agreed to use commercially reasonable efforts to conduct those development and registration activities that are necessary to obtain regulatory approval of tedizolid phosphate for the treatment of ABSSSI and pneumonia in the United States, and Bayer has agreed to use commercially reasonable efforts to conduct those development and registration activities specific to the Bayer Licensed Territory that are necessary to obtain regulatory approval of tedizolid phosphate for the treatment of ABSSSI and pneumonia in major market countries in the Bayer Licensed Territory. The Company is responsible for all development and commercialization activities for tedizolid phosphate in the United States, Canada and the European Union and retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union but excluding North and South Korea where Dong-A retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid phosphate required for global approval for the treatment of ABSSSI and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial milestones and will receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

Pursuant to the accounting guidance under ASC 605-25, which governs revenue recognition for multiple element arrangements, the Company evaluated the two material non-contingent deliverables under the Bayer Agreement and determined that each meets the criteria for treatment as separate units of accounting, as follows:

•	The license, referred to as the License, to develop and commercialize tedizolid in the Bayer Licensed Territory; and

•	Certain Global Development Plan Services, referred to as Global Development Plan Services, which are expected to be conducted by the Company through 2018.

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

The Company estimated the selling prices of the Global Development Plan Services using estimated development costs, which consist primarily of costs to be paid to third parties. The significant assumptions and inputs include estimated timeframes until approval of New Drug Applications, or NDAs, filed with the U.S. Food and Drug Administration, the number of internal hours to be spent performing these services, the estimated number of studies to be performed, the estimated number of patients to be included in the studies, the costs of clinical research organizations helping to conduct the studies, the estimated patient costs in conducting the studies, the estimated cost of drug product, the estimated regulatory costs of preparing NDA filings, and the estimated milestone payments to Dong-A, from whom the Company licensed tedizolid phosphate. If the selling price of the Global Development Plan Services were to increase, then more of the expected arrangement consideration would be allocated to the Global Development Plan Services, and an equal amount would be deducted from the License. Assuming a constant estimated selling price for the License and a 10% increase in the estimated selling price of the Global Development Plan Services, or approximately $4.5 million, then the Company would have allocated an additional $1.4 million of the initial arrangement consideration to the Global Development Plan Services, which would have been recorded over the period of performance of such services.

Revenues recognized related to the Bayer Agreement were as follows (in thousands):

	License Revenue	Collaboration Revenue	Total Revenue
Three months ended March 31, 2013
Milestones	$—	$—	$—
Global Development Plan Services	—	1,029	1,029
Bayer Licensed Territory Services	—	169	169

Total	$—	$1,198	$1,198

Three months ended March 31, 2012
Milestones	1,950	3,050	5,000
Global Development Plan Services	—	1,710	1,710
Bayer Licensed Territory Services	—	111	111

Total	$1,950	$4,871	$6,821

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

The Global Development Plan Services are expected to be performed into 2018, with no general right of return. From inception of the contract through March 31, 2013, the Company has provided certain Global Development Plan Services to Bayer. Under the Bayer Agreement, the Company is entitled to be reimbursed for certain costs associated with the performance of these services. At March 31, 2013, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services since inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services for the remainder of the Global Development Period. The expected arrangement consideration was multiplied by the percentage of completion to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the three months ended March 31, 2013 and 2012, the Company recognized $1.0 million and $1.7 million, respectively, in Collaboration revenues related to performance of Global Development Plan Services.

Development expenses incurred by the Company that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, the Company may perform certain services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statements of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as Collaboration revenues in the period the services are performed. Collaboration revenues recognized for the performance of Bayer Licensed Territory Services during the three months ended March 31, 2013 and 2012 were $169,000 and $111,000, respectively.

At the inception of the Bayer Agreement, the Company was eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial events. Approximately $34.1 million of such payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based on its efforts. Since the inception of the collaboration and through March 31, 2013, the Company has earned $14.1 million in milestones for development and regulatory efforts, of which $12.1 million were deemed substantive given the payments were based solely on the Company’s past performance, the value created for the collaborator upon achievement of the events, and the relative reasonableness of the associated payments in relation to the collaboration consideration taken as a whole. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of Bayer.

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

Note 9. Stockholders’ Equity

Public Offering of Common Stock

In January 2013, the Company completed a public offering in which an aggregate of 7,169,135 shares of its common stock were sold at a purchase price of $4.75 per share. The Company raised a total of $31.6 million in net proceeds after deducting underwriting discounts and commissions of $2.0 million and offering expenses of $0.4 million.

In January 2012, the Company completed a public offering in which an aggregate of 9,890,000 shares of its common stock were sold at a purchase price of $5.25 per share. The Company raised a total of $48.4 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.4 million.

Committed Equity Line of Credit

In August 2012, the Company entered into a committed equity line of credit with Terrapin Opportunity, L.P., or Terrapin, pursuant to which the Company may sell up to the lesser of $25.0 million of its common stock or 7,757,607 shares of its common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement, or the Terrapin Purchase Agreement. The Company is not obligated to utilize any portion of the facility. The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and as the Company elects to utilize the facility by delivery of a draw down notice to Terrapin, the Company will issue shares to Terrapin at a discount ranging from 3.00% to 5.30% of the volume weighted average price of the Company’s common stock over a preceding period of trading days, or the Draw Down Period. The Terrapin Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Terrapin an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Terrapin’s exercise of such an option, the Company will sell to Terrapin the shares subject to the option at a price equal to the greater of (i) the daily volume weighted average price of the Company’s common stock on the day Terrapin notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount ranging from 3.00% to 5.30%. Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC on September 11, 2012. The Terrapin Purchase Agreement will terminate on September 1, 2014.

The Company did not sell shares pursuant to the Terrapin Purchase Agreement during the three months ended March 31, 2013. Since entering into the Terrapin Purchase Agreement, the Company has sold 1,734,351 shares for net proceeds of $8.4 million

Note 10. Commitments

The Company’s amended facility lease will expire on June 30, 2014 and the Company has options to extend the term of the lease for up to 36 additional months beyond the current termination date. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended March 31, 2013 and 2012 was $202,000 and $182,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 13, 2013.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious infections. We are developing tedizolid phosphate, a new, novel antibiotic, for the treatment of serious Gram-positive bacterial infections, including those caused by methicillin-resistant staphylococcus aureus, or MRSA. Tedizolid phosphate is being developed for acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, and potentially for other indications. ABSSSI is the current classification for complicated skin and skin structure infections. In addition, we are discovering antibiotics for infections caused by Gram-negative bacteria using our structure-based discovery platform.

We have completed two Phase 3 clinical trials of tedizolid phosphate for the treatment of ABSSSI in which all primary and secondary endpoints were achieved. In December 2011, we reported top-line data from our first Phase 3 clinical trial, the ESTABLISH 1 (TR701-112) study, of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI. In March 2013, we reported top-line results from our second Phase 3 clinical trial, the ESTABLISH 2 (TR701-113) study, which was an intravenous, or IV, to oral transition study for the treatment of ABSSSI. The U.S. Food and Drug Administration, or FDA, has designated tedizolid phosphate as a Qualified Infectious Disease Product, or QIDP, for the treatment of ABSSSI as well as for the treatment of pneumonia, which designation enables us to benefit from certain incentives for the development of new antibiotics, including priority review and eligibility for fast-track status. The QIDP designations were granted for both the IV and oral dosage forms of tedizolid phosphate. We currently expect to submit a New Drug Application, or NDA, to the FDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013. Given the QIDP designation and if tedizolid phosphate is approved by the FDA, we could potentially commercially launch in the U.S. in the second half of 2014.

We also expect to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we are testing for ABSSSI. We have met with the FDA and the European Medicines Agency, or EMA, to discuss the protocol for the Phase 3 study and, subject to the acceptance of the protocol by the regulatory agencies, we plan to initiate it in the second half of 2013.

In January 2013, we raised approximately $31.6 million in net proceeds from a public offering of our common stock in which we sold 7,169,135 shares at an offering price of $4.75 per share.

In February 2013, we were notified by the National Institute of Allergy and Infectious Disease, or NIAID, that funding under our federal contract to support the development of novel dual-target antibacterial agents as therapeutics for the treatment of Gram-negative biodefense pathogens would not be extended beyond March 31, 2013. Our Gyrase-B research program had been substantially funded by our NIAID contract. We will continue to fund the preclinical research for the Gyrase-B program, including Investigational New Drug, or IND, enabling studies and we plan to seek additional external funding for the long-term advancement of the program. If our preclinical activities for the Gyrase-B program are successful, we plan to file an IND application in 2014.

In July 2011, we signed a collaboration and license agreement with Bayer Pharma AG, or Bayer, under which we granted Bayer exclusive rights to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory. We continue to evaluate potential strategic alliances for tedizolid phosphate in Europe.

As of March 31, 2013, we had an accumulated deficit of $166.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Obligations Related to the License of Tedizolid Phosphate

In January 2007, we entered into a license agreement with Dong-A ST Co., Ltd. (as successor-in-interest to Dong-A Pharmaceutical Co., Ltd.) or Dong-A, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. We have the right to grant sublicenses to third parties.

Since the inception of the license agreement, $5.7 million in license fees and milestone payments have been paid to Dong-A. In addition, we may be required to make up to an aggregate of $11.5 million in additional payments, upon the achievement of specified development and regulatory approval milestones. We are also obligated to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate.

Financial Overview

Revenues

We have recognized $88.9 million of revenues from inception through March 31, 2013. We have derived substantially all of our revenues from our collaboration and license agreement with Bayer, government contracts, small business innovation research grants funded by the National Institutes of Health, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our government contracts as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or other collaboration agreements with third parties, we may generate revenues from those product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to tedizolid phosphate and our preclinical and nonclinical programs. Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our nonclinical and preclinical studies, and all of our clinical trials; (2) employee-related expenses, which include salaries, benefits and share-based compensation; (3) payments to third-party manufacturers, which produce our active pharmaceutical ingredient, or API, and finished product; (4) license fees paid to third parties for use of their intellectual property; (5) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (6) payments to consultants.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Clinical and nonclinical research and development (including manufacturing)	$10,782	$13,730
Preclinical research and development	1,763	3,116

Total	$12,545	$16,846

At this time, due to the inherently unpredictable nature of preclinical, nonclinical and clinical development and given the early stage of our preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of tedizolid phosphate and our preclinical programs for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing tedizolid phosphate and our preclinical programs, our future research and development expenses will depend on the clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, other than our collaboration agreement with Bayer, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue our Phase 3 clinical programs for tedizolid phosphate. In addition, we expect to incur significant research and development costs as we perform additional clinical trials necessary to obtain regulatory approval of tedizolid phosphate for additional indications, as well as to advance our preclinical programs.

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

We have federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. After a public offering of common stock in January 2012, we performed an analysis under Section 382 through January 31, 2012 and determined that an “ownership change” had occurred, but the resulting annual limitation does not have a material impact on our ability to use our net operating loss and tax credit carryforwards. After our public offering in January 2013, we updated our Section 382 analysis and determined that it would not result in an additional “ownership change.” In each period since our inception, we have recorded a valuation allowance for the full amount of our net deferred tax asset, as the realization of such net deferred tax asset is uncertain.

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

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statements of operations.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

The following table summarizes our revenues for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Contract research	$529	$3,011	$(2,482)	(82)%
Collaborations	1,198	4,871	(3,673)	(75)%
License fees	—	1,950	(1,950)	(100)%

Total	$1,727	$9,832	(8,105)	(82)%

Contract research revenues decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to reduced research for our Gram-negative pathogen program under our

NIAID contract. We were notified in February 2013 of NIAID’s election to discontinue funding for research under the contract beyond March 31, 2013. In addition, our contract research revenues decreased from the comparable period in 2012 because we no longer receive funding for our marine natural products research program that was previously being funded under our contract with the Defense Threat Reduction Agency, or DTRA. In May 2012, we were notified of DTRA’s election not to extend funding under the contract.

License and collaboration revenues for the three months ended March 31, 2013 and 2012 relate to activities performed under our collaboration and license agreement with Bayer. The decrease in license and collaboration revenues as compared to the prior year was primarily due to the fact that we earned a $5.0 million milestone payment upon successfully completing our first Phase 3 clinical trial for tedizolid phosphate in ABSSSI during the three months ended March 31, 2012. We earned no milestone payments under our collaboration and license agreement with Bayer during the three months ended March 31, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Research and development expenses	$12,545	$16,846	$(4,301)	(26)%

During the three months ended March 31, 2013 our research and development costs related primarily to our clinical and nonclinical trials of tedizolid phosphate, drug product manufacturing, and expenses incurred in connection with the preparation for the submission of regulatory applications for tedizolid phosphate. Clinical trial expenses decreased from the comparable period in 2012 as there were fewer studies ongoing during the three months ended March 31, 2013. In addition, our research and development costs included expenses resulting from research under our government contracts and other preclinical activities. Expenses related to our government contracts decreased as research under our contract with NIAID wound down during the three months ended March 31, 2013. Furthermore, there were no expenses from our marine natural products research program in the first quarter of 2013 as this program was discontinued in May 2012 after DTRA’s election not to exercise its option to extend funding under the contract.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
General and administrative expenses	$4,504	$3,004	$1,500	50%

The increase in general and administrative expenses was primarily due to additional market planning activities as we prepare for the commercial launch of tedizolid phosphate.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Interest income	$11	$0	$11	—
Other income (expense)	—	(3)	3	100%
Fair value adjustment of common stock warrant liability	(1,969)	2,417	(4,386)	(181)%

Total Other Income (Expense)	$(1,958)	$2,414	(4,372)	(181)%

Other income and expense for the three months ended March 31, 2013 and 2012 resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recorded upon the issuance of warrants in connection with our private placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recognized as other income or expense.

Liquidity and Capital Resources

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from financings, research funding, collaborations, contract revenues or other sources.

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities and convertible notes payable, collaboration fees under our partnership with Bayer, contract research funding under our NIAID, DTRA and Lawrence Livermore National Laboratory, or LLNL, contracts, license and research grants. As of March 31, 2013, we had cash, cash equivalents and investments of approximately $83.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of March 31, 2013, our funds are held in cash, money market funds and United States Treasury securities.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(13,940)	$(10,722)
Net cash used in investing activities	(14,028)	(38,375)
Net cash provided by financing activities	31,684	48,529

Net increase (decrease) in cash and cash equivalents	$3,716	$(568)

During the three months ended March 31, 2013 and 2012, our operating activities used cash of $13.9 million and $10.7 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. During the three months ended March 31, 2013 and 2012, our investing activities used cash of $14.0 million and $38.4 million, respectively, primarily due to purchases of investments in excess of proceeds from sales and maturities of investments. During the three months ended March 31, 2013, financing activities provided cash of $31.7 million which was primarily derived from proceeds received from our public offering of common stock in January 2013 from which we raised a total of $31.6 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. During the three months ended March 31, 2012, financing activities provided cash of $48.5 million which was primarily derived from proceeds received from our public offering of common stock in January 2012 from which we raised a total of $48.4 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

On August 30, 2012, we entered into a committed equity line of credit with Terrapin Opportunity, L.P., or Terrapin, under which we may sell up to the lesser of $25.0 million of common stock or 7,757,607 shares of our common stock over an approximately 24-month period pursuant to a Common Stock Purchase Agreement, or the Terrapin Purchase Agreement. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and as we elect to use the facility, we will issue shares to Terrapin at a discount ranging from 3.00% to 5.30% of the volume weighted average price of our common stock over a preceding period of trading days. Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC on September 11, 2012. In October 2012, we sold 612,133 shares of our common stock under the Terrapin Purchase Agreement and received net proceeds of $3.4 million after deducting expenses of $0.1 million. In December 2012, we sold 1,122,218 shares of our common stock under the Terrapin Purchase Agreement and received net proceeds of $4.9 million after deducting expenses of $0.1 million.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at March 31, 2013:

	Payment by Period
	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$925	$735	$190	$—	$—

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

Our cash equivalents and available-for-sale investments consisted of money market funds and debt instruments of agencies of the U.S. government at March 31, 2013. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of March 31, 2013, we had an accumulated deficit of $166.6 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.*

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. We do not anticipate generating revenues, if any, from sales of tedizolid phosphate for at least one year from the date hereof. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to:

•	Complete the clinical development of tedizolid phosphate, initially for the treatment of ABSSSI and pneumonia;

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

In May 2011, we completed a private placement, raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. In January 2012, we completed a public offering, raising $48.4 million in net proceeds. In August 2012, we entered into a committed equity line of credit under which we may sell up to $25.0 million of our common stock from time to time to Terrapin over a 24-month period. To date, we have received aggregate net proceeds of $8.4 million under the committed equity line of credit. In January 2013, we completed a public offering, raising $31.6 million in net proceeds. We expect that the net proceeds from the sale of our common stock, revenues under our Bayer collaboration and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through at least the next twelve months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate, and we expect the costs and duration of a Phase 3 program required for approval for the treatment of pneumonia to exceed those for the treatment of ABSSSI. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

The timing of the milestone and royalty payments we are required to make to Dong-A, is uncertain and could adversely affect our cash flows and results of operations.*

In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $11.5 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of tedizolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our planned commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize tedizolid phosphate upon 90 days written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

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

Risks Related to our Business

We are heavily dependent on the success of tedizolid phosphate, which is still under clinical development. We cannot assure you that we will obtain regulatory approval for tedizolid phosphate. If we fail to obtain regulatory approval for tedizolid phosphate, our business will be materially harmed.*

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed two Phase 3 studies, two Phase 2 studies and fifteen Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the Special Protocol Assessment, or SPA, agreement we reached with the FDA on the protocol for our ESTABLISH 1 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our ESTABLISH 1 Phase 3 clinical trial of tedizolid phosphate. We completed our ESTABLISH 1 Phase 3 trial in ABSSSI and, in December 2011, announced the positive results on both the early endpoints used by the FDA and the post-treatment assessment used by EMA. In addition, we obtained a SPA agreement for our ESTABLISH 2 Phase 3 clinical trial of tedizolid phosphate and, in March 2013, announced the achievement of all primary and secondary endpoints established by the FDA and EMA. We plan to use both Phase 3 trials as a basis for our NDA and Marketing Authorization Application submissions, seeking approvals to commercialize the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration have also been performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA or EMA approvals for this product, and we expect that the costs and duration of a Phase 3 program required for approval for the treatment of pneumonia to exceed those for the treatment of ABSSSI. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols, leading to poor data quality. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Investigational drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks even after seeing promising results in earlier clinical trials. Despite the results reported in clinical trials for tedizolid phosphate so far, we do not know whether any other clinical and nonclinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tedizolid phosphate.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.*

We may experience delays in clinical trials of our product candidates. To date, tedizolid phosphate has completed two Phase 3 studies for the treatment of ABSSSI. We have conducted additional safety, pharmacology and special population clinical studies necessary for registration. We intend to use both of our Phase 3 studies as a basis to submit an NDA and EMA submission for the approval of the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of tedizolid phosphate or any of our future product candidates.*

Our clinical trials may be suspended at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues including adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of a DSMB, an Institutional Review Board or an Independent Ethics Committee for a clinical trial. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

To date, the drug-related adverse events experienced by patients while being treated with tedizolid phosphate were mostly mild or moderate side effects that included nausea, diarrhea, vomiting and headache. However future clinical trials will involve broader populations and could reveal a high prevalence or different severity of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

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

Our dependence upon third parties for the manufacture and supply of tedizolid phosphate and any future product candidates and products may cause delays in, or prevent us from, successfully developing and commercializing products.*

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture tedizolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce tedizolid phosphate API and Patheon Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We have entered into clinical supply master services agreements with AMRI and Patheon for our short-term clinical supply needs, but we do not have long-term or commercial agreements for the supply of tedizolid phosphate or any future product candidates with AMRI, Patheon or any other third party.

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

•

We may not be able to raise additional capital in sufficient amounts or on terms acceptable to us, or business combinations or significant changes in our business strategy may adversely affect our ability or willingness to perform our obligations under our collaboration agreement;

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

The competition in the market for antibiotics is intense. If approved, tedizolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; teicoplanin, marketed as Targocid® by Sanofi Aventis and as a generic by others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin®; linezolid, marketed by Pfizer Inc. as Zyvox® ; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro®; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by King Pharmaceuticals, Inc, a subsidiary of Pfizer, as Synercid®; tigecycline, marketed by Pfizer as Tygacil®; and telavancin, marketed by Theravance, Inc. as Vibativ®. Vancomycin has been a widely used and well known antibiotic for over 50 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, tigecycline, quinupristin/dalfopristin and ceftaroline are all approved treatments for serious Gram-positive infections such as complicated skin and skin structure infections, or cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of tedizolid phosphate for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics. In addition, if approved, tedizolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc., BC-3781, under development by Nabrivia, PMX-30063, under development by Polymedix, GSK1322322, under development by GlaxoSmithKlein, AFN-1252, under development by Affinium Pharmaceuticals, Inc. and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, tedizolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before tedizolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to demonstrate the advantages of tedizolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize tedizolid phosphate and our results of operations will suffer.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of May 1, 2013, we employed 89 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.*

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for tedizolid phosphate and other product candidates in the United States and other countries. Through our license agreement with Dong-A, we currently license issued United States utility patents, a pending United States utility patent application and issued and pending foreign national and regional counterpart patent applications covering various aspects of tedizolid and tedizolid phosphate. In addition, we own pending and issued United States utility patent applications and pending foreign national and regional counterpart patent applications directed to aspects of tedizolid phosphate discovered by our scientists. The patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. Further, the future patents to which we have rights based on our agreement with Dong-A, or that we file on our own, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent applications we licensed or own with respect to tedizolid phosphate or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, tedizolid phosphate and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced. In addition, we do not know whether:

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

Our and Dong-A’s ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the USPTO to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance to us or Dong-A, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Risks Related to Our United States Government Contracts and Grants

If we do not receive all of the funds under our sponsored research contracts or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.*

Substantially all of our contract research revenues that have supported our preclinical programs have been derived from United States government grants and our government contracts. There can be no assurances that our contracts will continue or that we will be able to enter into new contracts with the United States government to support our preclinical programs. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of biodefense products in our preclinical programs. In such event, the sponsors of our research programs may not be required to continue funding our existing contracts. In February 2013, we were notified by NIAID that they would not be extending funding under the contract beyond March 31, 2013 and that we will not be eligible to drawdown against the remaining amounts available under the contract. In the near term, we will continue to fund our Gyrase-B program. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against Gram-negative bacterial pathogens, and therefore, the contract was not extended beyond July 20, 2012. As a result, we discontinued our marine natural products discovery program, which was solely funded by the DTRA contract.

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

The United States government will be able to terminate each of its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. In February 2013, we were notified by NIAID that they would not be extending funding under the contract beyond March 31, 2013 and that we will not be eligible to drawdown against the remaining amounts available under the contract after that date. In May 2012, DTRA notified us that, due to programmatic priorities toward later stage programs, it elected not to exercise its option to extend funding under the four and one-half-year federal contract with us for the development of novel antibiotics directed against Gram-negative bacterial pathogens, and as a result, the contract was not extended beyond July 20, 2012. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

The United States government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO, or in federal court. If such a challenge is successful, our LLNL contract or any future contract we may be awarded may be terminated.*

The laws and regulations governing the procurement of goods and services by the United States government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of May 1, 2013 our executive officers, directors, 5% shareholders and their affiliates own approximately 35% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.*

As of May 1, 2013, our executive officers, directors, 5% stockholders and their affiliates own approximately 35% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2010 Equity Incentive Plan, or the 2010 Plan, and our 2010 Non-Employee Directors’ Stock Option Plan, or the 2010 Directors’ Plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Plan will automatically increase each year by an amount equal to the lesser of 800,000 shares or 3% of all shares of our capital stock outstanding as of January 1st of such year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Our board of directors has approved an amendment to the 2010 Plan, subject to stockholder approval at our 2013 annual meeting of stockholders, to eliminate such automatic annual increases under the 2010 Plan. The number of shares available for future grant under our 2010 Directors’ Plan will automatically increase each year by an amount equal to the lesser of the aggregate number of shares of common stock subject to options granted during the immediately preceding calendar year or 150,000 shares, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Our board of directors has approved an amendment to the 2010 Directors’ Plan, subject to stockholder approval of the amendment to the 2010 Plan at our 2013 annual meeting of stockholders, to eliminate such automatic annual increases under the 2010 Directors’ Plan immediately following the increase in shares that takes effect on January 1, 2015.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. After a public offering of common stock in January 2012, we performed an analysis under Section 382 through January 31, 2012 and determined that an “ownership change” had occurred, but the resulting annual limitation does not have a material impact on our ability to use our net operating loss and tax credit carryforwards. After our public offering in January 2013, we updated our Section 382 analysis and determined that it would not result in an additional “ownership change.” We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. If this were to occur, our ability to use our net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Amended and Restated Investor Rights Agreement dated March 19, 2008, as amended, among Trius Therapeutics, Inc. and certain of its stockholders.

4.4(3)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.5(3)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050), filed with the Securities and Exchange Commission on June 21, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trius Therapeutics, Inc.

Date: May 8, 2013	By:	/s/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)