Form 10-Q
period 2013-06-30
Trius Therapeutics Inc
filed 2013-08-07
CIK 1356857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 1, 2013 was 48,268,557.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trius Therapeutics, Inc.

Balance Sheets

(In thousands except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,316	$16,370
Short-term investments, available-for-sale	54,256	49,659
Accounts receivable	1,918	5,698
Prepaid expenses and other current assets	1,429	2,254

Total current assets	72,919	73,981
Property and equipment, net	836	990
Restricted cash	151	151
Other assets	149	152

Total assets	$74,055	$75,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,420	$6,761
Accrued liabilities	7,358	7,762
Common stock warrant liability	6,574	3,848
Current portion of deferred revenue	23	116

Total liabilities	19,375	18,487
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2013 and December 31, 2012; 48,047,472 and 40,661,360 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	5
Additional paid-in capital	240,950	206,093
Accumulated other comprehensive income	6	9
Accumulated deficit	(186,282)	(149,320)

Total stockholders’ equity	54,680	56,787

Total liabilities and stockholders’ equity	$74,055	$75,274

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Contract research	$261	$2,220	$790	$5,231
Collaborations	1,030	3,220	2,228	8,091
License	—	784	—	2,734

Total revenues	1,291	6,224	3,018	16,056
Operating expenses:
Research and development	14,683	16,379	27,228	33,225
General and administrative	5,543	3,311	10,047	6,315

Total operating expenses	20,226	19,690	37,275	39,540

Loss from operations	(18,935)	(13,466)	(34,257)	(23,484)
Other income (expense):
Interest income	8	7	19	7
Fair value adjustment of common stock warrant liability	(757)	(955)	(2,726)	1,462
Other income (expense)	2	0	2	(3)

Total other income (expense)	(747)	(948)	(2,705)	1,466

Net loss	$(19,682)	$(14,414)	$(36,962)	$(22,018)

Net loss per share, basic and diluted	$(0.41)	$(0.37)	$(0.79)	$(0.60)

Weighted-average shares outstanding, basic and diluted	47,948	38,715	46,990	36,955

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(19,682)	$(14,414)	$(36,962)	$(22,018)
Unrealized gain (loss) on available-for-sale securities, net	(1)	7	(3)	(10)

Comprehensive loss	(19,683)	$(14,407)	(36,965)	$(22,028)

See accompanying notes.

Trius Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(36,962)	$(22,018)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	356	333
Gain on sale of capital equipment	(2)	—
Share-based compensation	2,460	1,500
(Gain) loss on fair value adjustment of stock warrant liability	2,726	(1,462)
Amortization of investment premiums	226	455
Changes in operating assets and liabilities:
Accounts receivable	3,781	(2,149)
Prepaid expenses and other current assets	825	22
Accounts payable	(1,341)	1,368
Accrued liabilities	(405)	(1,378)
Deferred revenue	(94)	(197)
Other assets	3	52

Net cash used in operating activities	(28,427)	(23,474)
Investing activities
Purchases of investments	(56,097)	(55,948)
Sales and maturities of investments	51,271	32,937
Purchases of property and equipment	(202)	(221)
Proceeds from sale of capital equipment	2	—

Net cash used in investing activities	(5,026)	(23,232)
Financing activities
Proceeds from issuance of common stock, net of offering costs	31,613	48,374
Proceeds from exercise of stock options and stock issuances under employee stock purchase plans	786	463

Net cash provided by financing activities	32,399	48,837

Net increase (decrease) in cash and cash equivalents	(1,054)	2,131
Cash and cash equivalents at beginning of period	16,370	11,381

Cash and cash equivalents at end of period	$15,316	$13,512

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

On July 30, 2013, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with Cubist Pharmaceuticals, Inc., a Delaware corporation, or Cubist, and BRGO Corporation, a Delaware corporation and a wholly owned subsidiary of Cubist, or Purchaser, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence a tender offer, or Offer, no later than August 13, 2013 to acquire all of the outstanding shares of common stock of the Company at a purchase price of (a) $13.50 per share in cash, or Closing Amount, without interest, plus (b) one non-transferrable contingent value right for each share of the Company’s common stock, each a CVR, which represents the contractual right to receive up to $2.00 per share upon the achievement of certain milestones, such amount together with the Closing Amount is referred to as the Offer Price, subject to any required withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Cubist, or the Merger.

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

Accounts Receivable

Accounts receivable at June 30, 2013 and December 31, 2012 represent amounts due under the Company’s Collaboration and License Agreement, or the Bayer Agreement, with Bayer Pharma AG, or Bayer, and from federal funding sources based upon federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, and Lawrence Livermore National Laboratory, or LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration. The Company’s accounts receivable consists of both billed and unbilled amounts. The Company’s practice is to bill its customers and collaborators amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Unbilled accounts receivable consist of expenses directly associated with the Company’s contracts that have been accrued at the end of the reporting period but have not been billed to its customers and collaborators.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, long-term investments and long term deposits. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through June 30, 2013.

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

The Company recognizes revenue according to the provisions of Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple Element Arrangements . Consideration received from multiple-element arrangements is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets at June 30, 2013 and December 31, 2012. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Unaudited Interim Financial Data

The accompanying balance sheet as of June 30, 2013, statements of operations for the three and six months ended June 30, 2013 and 2012, statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 and statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2013 and the results of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss per share
Numerator
Net loss	$(19,682)	$(14,414)	$(36,962)	$(22,018)
Denominator
Weighted-average common shares outstanding	47,948	38,715	46,990	36,956
Less: Weighted-average shares subject to repurchase	—	—	—	(1)

Denominator for basic and diluted net loss per share	47,948	38,715	46,990	36,955

Basic and diluted net loss per share	$(0.41)	$(0.37)	$(0.79)	$(0.60)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	June 30,
	2013	2012
Common stock warrants	1,678,884	1,678,884
Common stock subject to repurchase	—	61
Common stock options	5,617,680	3,859,596

	7,296,564	5,538,541

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

Contract Research

In September 2008, the Company entered into a five-year federal contract with NIAID under which the Company is advancing the development of a novel broad spectrum antibiotic. This was a cost reimbursement contract with total potential payments of up to $27.7 million. In February 2013, the Company was notified by NIAID that funding under the contract would not be extended beyond March 31, 2013. The Company discontinued contract activities on March 31, 2013. The Company recognized revenues under this contract as services were performed. Amounts received in advance of services performed have been recorded as deferred revenue until earned. The Company recorded revenues under this contract of $47,000 and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. Billed receivables due under the Company’s contract with NIAID at June 30, 2013 and December 31, 2012 were $77,000 and $503,000, respectively. Unbilled receivables were $0 and $123,000 at June 30, 2013 and December 31, 2012, respectively. From contract inception through June 30, 2013, the Company has recognized $25.6 million in revenues related to the research performed.

In April 2011, the Company entered into a three-year research contract with LLNL, a part of the U.S. Department of Energy’s National Nuclear Security Administration, for the development of novel antibiotics directed against Gram-negative multi-drug resistant bacterial pathogens. This is a cost-plus-fixed-fee contract. In May 2013, the contract was amended to extend the contract for an additional year and increase the total potential payments the Company may receive in support of its development efforts from $3.0 million to $4.2 million. The Company recognizes revenue under this contract as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned. The Company recorded revenues under this contract of $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. LLNL can terminate the contract upon delivering notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and LLNL must pay the Company a final settlement based on eligible expenses incurred under the contract. As of June 30, 2013, the Company has not received a notice of termination relative to contract activities. Billed receivables due under the Company’s contract with LLNL at June 30, 2013 and December 31, 2012 were $0 and $265,000, respectively. Unbilled receivables were $267,000 and $32,000 at June 30, 2013 and December 31, 2012, respectively. From contract inception through June 30, 2013, the Company has recognized $2.2 million in revenues related to the research performed.

In April 2010, the Company entered into a four-and-one-half-year federal contract with the Defense Threat Reduction Agency, or DTRA, an agency within the U.S. Department of Defense, for the development of novel antibiotics directed against Gram-negative bacterial pathogens. Due to programmatic priorities toward later stage programs, on May 3, 2012, DTRA elected not to exercise its option to extend funding under the contract with the Company and therefore, the contract was not extended beyond July 20, 2012. As a result, the Company chose to discontinue its marine natural products discovery program, which was solely funded by the DTRA contract. The Company recognized revenue under this contract as the services were performed. The Company recognized no revenue under this contract for the three and six months ended June 30, 2013 and recognized $0.2 million and $1.3 million in revenues for the three and six months ended June 30, 2012, respectively. There were no billed or unbilled receivables due under the Company’s contract with DTRA at June 30, 2013 or December 31, 2012. From contract inception through the termination of the contract in 2012, the Company recognized $7.3 million in revenues related to the research performed.

Collaborations

In July 2011, the Company entered into the Bayer Agreement under which the Company granted Bayer exclusive rights to commercialize the Company’s lead, novel antibiotic, tedizolid phosphate, in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which the Company refers to as the Bayer Licensed Territory. Under the Bayer Agreement, the Company retains full development and commercialization rights outside the Bayer Licensed Territory, including the United States, Canada and the European Union but excluding North and South Korea where Dong-A retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer paid the Company $25.0 million upfront and agreed to support approximately 25% of the future development costs of tedizolid required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. The Company is also eligible to receive up to $69.1 million upon the achievement of certain development, regulatory, and commercial milestones and will receive double-digit royalties on net sales of tedizolid in the Bayer Licensed Territory. None of the payments that the Company has received from Bayer to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful. Revenues recognized in connection with the Bayer Agreement were $1.0 million and $4.0 million for the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $10.8 million for the six months ended June 30, 2013 and 2012, respectively, as further discussed in Note 8.

Note 3. Investments in Marketable Securities

Investments classified as available-for-sale at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
U.S. Treasury securities	$54,256	$49,659

Total available-for-sale investments	$54,256	$49,659

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2013
U.S. Treasury securities with unrealized gains	$53,250	$6	$—	$53,256
U.S. Treasury securities with unrealized losses	1,000	—	—	1,000

Total available-for-sale securities	$54,250	$6	$—	$54,256

December 31, 2012
U.S. Treasury securities with unrealized gains	$43,850	$9	$—	$43,859
U.S. Treasury securities with unrealized losses	5,800	—	—	5,800

Total available-for-sale securities	$49,650	$9	$—	$49,659

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2013, there was one security in an unrealized loss position, and at December 31, 2012, there were three securities in an unrealized loss position. These unrealized losses were less than $1,000 individually and in the aggregate. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at June 30, 2013 and December 31, 2012 are presented below (in thousands):

	Maturing in 12 months or less		Maturing in more than 12 months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2013
U.S. Treasury securities	$54,250	$54,256	$—	$—

Total available-for-sale securities	$54,250	$54,256	$—	$—

December 31, 2012
U.S. Treasury securities	$49,650	$49,659	$—	$—

Total available-for-sale securities	$49,650	$49,659	$—	$—

The proceeds from sales of available-for-sale securities during the three and six months ended June 30, 2013 were $2.0 million and $5.1 million, respectively, and resulted in realized gains of less than $1,000 during both periods. The proceeds from sales of available-for-sale securities during the three and six months ended June 30, 2012 were $3.6 million and $6.4 million, respectively, and resulted in realized gains of less than $1,000 during both periods.

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

Financial instruments measured at fair value as of June 30, 2013 and December 31, 2012 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Money Market funds, included in cash equivalents	$7,103	$7,103	$—	$—
US Treasury securities, included in cash equivalents	4,703	4,703	—	—
U.S. Treasury securities, available-for-sale	54,256	0	54,256	—

Total	$66,062	$11,806	$54,256	$—

Liabilities:
Common stock warrant liability	$6,574	$—	$—	$6,574

Total	$6,574	$—	$—	$6,574

December 31, 2012
Assets:
Money Market funds, included in cash equivalents	$13,464	$13,464	$—	$—
U.S. Treasury securities, available-for-sale	49,659	0	49,659	—

Total	$63,123	$13,464	$49,659	$—

Liabilities:
Common stock warrant liability	$3,848	$—	$—	$3,848

Total	$3,848	$—	$—	$3,848

The fair value of the common stock warrant liability was determined based on “Level 3” inputs and utilizing the Black-Scholes option pricing model. The following table presents activity for the common stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Beginning balance	$(3,848)	$(7,124)
Purchases	—	—
Issuances	—	—
Settlements	—	—
Gains (losses) included in other income (expense)	(2,726)	1,462
Transfers (to) from Level 3	—	—

Ending balance	$(6,574)	$(5,662)

The Company performed an analysis to determine the sensitivity to changes in the unobservable input used in the calculation of the estimated fair value of the common stock warrant liability. If the volatility rate used in the calculation of the estimated fair value of the liability-classified common stock warrants at June 30, 2013 were to decrease by 10%, the liability would have decreased approximately $0.6 million. If the volatility rate were to increase by 10%, the liability would have increased approximately $0.6 million. These changes would have been recognized in the related component of other income (expense) in the Statements of Operations.

Note 5. Common Stock Warrants

Equity-classified warrants

During 2004, in connection with a financing arrangement, the Company issued warrants to purchase shares of its Series A-1 convertible preferred stock. Upon closing of the Company’s initial public offering, the warrants to purchase preferred stock converted into warrants to purchase common stock. At June 30, 2013, 16,384 warrants remain outstanding at a per share exercise price of $4.73.

Liability-classified warrants

On May 31, 2011, the Company closed a private placement transaction with certain accredited investors pursuant to which an aggregate of 1,662,500 warrants to purchase common stock were issued. Each warrant is exercisable in whole or in part for a period of five years commencing on November 27, 2011 at a per share exercise price of $8.50, subject to certain adjustments as specified in the warrant. The Company valued the warrants as derivative financial instruments as of the date of issuance and recorded them as a liability. The Company will continue to value the warrants at each reporting date, with any changes in fair value being recorded within other income (expense) in the Statements of Operations. The fair value of the warrants increased by approximately $2.7 million during the six months ended June 30, 2013 primarily due to the increase in the Company’s stock price since the December 31, 2012 measurement date. The warrants have been recorded at an estimated fair value of $6.6 million at June 30, 2013.

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

The fair value of the liability-classified common stock warrants was estimated using the Black-Scholes option pricing model based on the following assumptions at June 30, 2013:

Expected volatility	72%
Expected term (in years)	3.4
Risk-free interest rate	0.66%
Expected dividend yield	0%

Warrants Exercised and Outstanding

No warrants to purchase common stock were exercised during the six months ended June 30, 2013 or 2012. At June 30, 2013 and December 31, 2012, there were 1,678,884 common stock warrants outstanding all of which were exercisable. The common stock warrants outstanding will expire between two years and four years from June 30, 2013 and have a weighted average exercise price of $8.46.

Note 6. Common Stock Reserved for Issuance

The following table summarizes shares of common stock reserved for future issuance:

	June 30, 2013	December 31, 2012
Common stock warrants	1,678,884	1,678,884
Shares available for purchase under the 2010 Employee Stock Purchase Plan	442,471	314,218
Common stock options outstanding	5,617,680	3,902,682
Common stock options available for future grant	5,366,003	1,174,231

Total common shares reserved for issuance	13,105,038	7,070,015

Note 7. Share-based Compensation

The Company granted 1,834,500 stock options to certain employees of the Company with a weighted average exercise price of $6.42 per share during the six months ended June 30, 2013. The Company granted 1,463,500 stock options to certain employees and consultants of the Company with a weighted average exercise price of $5.02 per share during the six months ended June 30, 2012. The stock options granted by the Company had an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	3,902,682	$4.25	8.00	$3,726
Granted	1,834,500	$6.42
Exercised	(95,230)	$2.98		$402
Canceled	(24,272)	$7.49

Options outstanding at June 30, 2013	5,617,680	$4.96	8.21	$17,650

Options vested or expected to vest at June 30, 2013	5,596,727	$4.96	8.21	$17,607

Options exercisable at June 30, 2013	2,359,228	$3.87	7.00	$9,996

At June 30, 2013, there was approximately $12.5 million of total unrecognized compensation costs related to outstanding options granted which is expected to be recognized over a weighted average period of 2.88 years.

The Company received cash from the exercise of stock options of $283,000 and $167,000 during the six months ended June 30, 2013 and 2012, respectively. Upon option exercise, the Company issues new shares of common stock.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2013 was $4.56.

As share-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the six months ended June 30, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2013
Expected volatility	85%
Expected term (in years)	5.98
Risk-free interest rate	1.11%
Expected dividend yield	0%

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

2010 Employee Stock Purchase Plan (ESPP)

The following table shows the assumptions used to compute share-based compensation expense for the 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, using the Black-Scholes option pricing model:

Six Months Ended June 30,
2013
Expected volatility	40%-80%
Expected term (in years)	0.5-2.0
Risk-free interest rate	0.09%-0.27%
Expected dividend yield	0%

During the six months ended June 30, 2013, approximately 122,000 shares of common stock were issued under the ESPP. The Company issues new shares of common stock on each ESPP purchase date.

Share-based Compensation Summary. Share-based compensation expense is recognized for stock options granted to employees and non-employees as well as employee participation in the 2010 Purchase Plan and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$730	$374	$1,350	$700
General and administrative	648	427	1,110	800

Total	$1,378	$801	$2,460	$1,500

Since the Company had a net operating loss carryforward as of June 30, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the six months ended June 30, 2013 and 2012 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Revenues recognized related to the Bayer Agreement were as follows (in thousands):

	License Revenue	Collaboration Revenue	Total Revenue
Three months ended June 30, 2013
Milestones	$—	$—	$—
Global Development Plan Services	—	752	752
Bayer Licensed Territory Services	—	278	278

Total	$—	$1,030	$1,030

Three months ended June 30, 2012
Milestones	784	1,216	2,000
Global Development Plan Services	—	1,562	1,562
Bayer Licensed Territory Services	—	442	442

Total	$784	$3,220	$4,004

	License Revenue	Collaboration Revenue	Total Revenue
Six months ended June 30, 2013
Milestones	$—	$—	$—
Global Development Plan Services	—	1,781	1,781
Bayer Licensed Territory Services	—	447	447

Total	$—	$2,228	$2,228

Six months ended June 30, 2012
Milestones	2,734	4,266	7,000
Global Development Plan Services	—	3,272	3,272
Bayer Licensed Territory Services	—	553	553

Total	$2,734	$8,091	$10,825

The Global Development Plan Services are expected to be performed into 2018, with no general right of return. From inception of the contract through June 30, 2013, the Company has provided certain Global Development Plan Services to Bayer. Under the Bayer Agreement, the Company is entitled to be reimbursed for certain costs associated with the performance of these services. At June 30, 2013, the Company calculated its percentage of completion estimate by taking its total actual costs for Global Development Plan Services since inception of the agreement and dividing it by the Company’s estimate of the expected total costs to be incurred to provide the Global Development Plan Services for the remainder of the Global Development Period. The expected arrangement consideration was multiplied by the percentage of completion to determine the maximum amount that could be recognized as revenue. Collaboration revenue was recognized for the lesser of (a) the total amounts billed and billable to Bayer for the Global Development Plan Services during the period, or (b) the product of the percentage of completion and the expected arrangement consideration less cumulative revenues previously recognized. For the three months ended June 30, 2013 and 2012, the Company recognized $0.8 million and $1.6 million, respectively, and for the six months ended June 30, 2013 and 2012, the Company recognized $1.8 million and $3.3 million, respectively, in collaboration revenues related to performance of Global Development Plan Services.

Development expenses incurred by the Company that pertain to the Global Development Plan Services are being charged to research and development expense. At Bayer’s election, the Company may perform certain services directly related to the Bayer Licensed Territory that are outside the scope of the Global Development Plan Services, or Bayer Licensed Territory Services. These services vary but may include contract research and intellectual property maintenance activities and are fully reimbursable to the Company. Expenses for these services are classified in the Statements of Operations on a basis consistent with the nature of the services. Amounts earned in connection with the performance of such services are recognized as collaboration revenues in the period the services are performed. The Company recognized collaboration revenues for the performance of Bayer Licensed Territory Services of $278,000 and $442,000 for the three months ended June 30, 2013 and 2012, respectively, and $447,000 and $553,000 for the six months ended June 30, 2013 and 2012, respectively.

At the inception of the Bayer Agreement, the Company was eligible to receive up to $69.1 million upon the achievement of certain development, regulatory and commercial events. Approximately $34.1 million of such payments that the Company may receive are related to the achievement of certain development and regulatory events and $35.0 million if certain commercial sales thresholds are met. The Company has determined that $19.1 million of the development and regulatory payments are based on its efforts. Since the inception of the collaboration and through June 30, 2013, the Company has earned $14.1 million in milestones for development and regulatory efforts, of which $12.1 million were deemed substantive given the payments were based solely on the Company’s past performance, the value created for the collaborator upon achievement of the events, and the relative reasonableness of the associated payments in relation to the collaboration consideration taken as a whole. The remaining $15.0 million of the development and regulatory payments and all $35.0 million of potential payments for the achievement of the commercial sales thresholds are based upon the efforts of Bayer.

Bayer has the ability to terminate the Bayer Agreement in its entirety by providing at least six months’ notice to the Company within the first two years of the Bayer Agreement. After two years, Bayer must provide at least 90 days’ notice. In addition, Bayer has the right to terminate the Bayer Agreement within 30 days of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid phosphate.

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

The Company did not sell shares pursuant to the Terrapin Purchase Agreement during the six months ended June 30, 2013. Since entering into the Terrapin Purchase Agreement, the Company has sold 1,734,351 shares for net proceeds of $8.4 million.

Note 10. Commitments

The Company’s amended facility lease will expire on June 30, 2014 and the Company has options to extend the term of the lease for up to 36 additional months beyond the current termination date. In addition to the minimum lease payments, the Company is required to pay a pro-rata share of certain building expenses. Rent expense for the three months ended June 30, 2013 and 2012 was $214,000 and $198,000, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was $416,000 and $380,000, respectively.

Note 11. Subsequent Events

On July 22, 2013, the Company entered into a Manufacturing Services Agreement, or Patheon Agreement, with Patheon Inc. and Patheon UK Limited, which are collectively referred to as Patheon. Under the terms of the Patheon Agreement, Patheon agreed to manufacture commercial quantities of both the oral tablet and intravenous lyophilized vial formulations of tedizolid phosphate.

The Company is not required to purchase any minimum quantity of tedizolid phosphate under the Patheon Agreement but the Company has agreed to purchase from Patheon not less than specified percentages of the Company’s and its licensees’ total annual commercial requirements of tedizolid phosphate, which vary depending upon the territory being supplied and whether such territory is in the commercial launch phase. The term of the Patheon Agreement continues until the date that is five years after the initial regulatory approval for the product candidate, and thereafter automatically continues for successive 24-month terms unless terminated by written notice at least 18 months prior to the end of the then-current term.

On July 30, 2013, the Company entered into the Merger Agreement with Cubist and BRGO Corporation, a Delaware corporation and a wholly owned subsidiary of Cubist, or Purchaser, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence the Offer no later than August 13, 2013 to acquire all of the outstanding shares of common stock of the Company for the Offer Price. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, the Merger will be effected.

The obligation of Purchaser to purchase the shares of common stock of the Company tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that represent one more than 50% of the total number of shares of common stock of the Company outstanding at the time of the expiration of the Offer (calculated on a fully-diluted basis), such amount is referred to as the Minimum Condition, and (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is not subject to any financing condition.

At the effective time of the Merger, or Effective Time, the shares of common stock of the Company not purchased pursuant to the Offer (other than shares held by the Company, Cubist, Purchaser, any subsidiary of Cubist or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive an amount in cash equal to the Closing Amount, without interest, plus a CVR, and subject to any required withholding of taxes. At the time Purchaser accepts, for the first time, for payment and pays for such number of shares of common stock of the Company validly tendered and not properly withdrawn as satisfies the Minimum Condition, or Offer Acceptance Time, each outstanding option to purchase shares of common stock of the Company issued pursuant to the Company’s equity incentive plans that is then outstanding and unexercised, whether or not vested, shall be cancelled and converted into the right to receive (i) a cash payment equal to (a) the excess, if any, of (x) the Closing Amount over (y) the exercise price payable per share of common stock of the Company under such option, multiplied by (b) the total number of shares of common stock of the Company subject to such option immediately prior to the Offer Acceptance Time (without regard to vesting) and (ii) CVRs with respect to the total number of shares of common stock of the Company subject to such option immediately prior to the Offer Acceptance Time (without regard to vesting). Prior to the initial expiration date of the Offer, the Company shall use commercially reasonable efforts to (i) provide holders of each outstanding and unexercised warrant of the Company with written notice of the Merger, including the effect of the Merger on such warrant, and (ii) assume the warrants issued in connection with the Company’s May 2011 private placement financing transaction.

On August 1, 2013, one putative class-action lawsuit (Bemis v. Trius Therapeutics, Inc., Case No. 37-2013-00060593-CU-SL-STL (the Complaint”)) was filed in Superior Court of the State of California, County of San Diego, against (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) Cubist Pharmaceuticals, Inc. and BRGO Corporation, collectively the Cubist Entities, arising out of the proposed acquisition of Trius by Cubist, or the Proposed Transaction. The Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On August 6, 2013, another putative class-action lawsuit (Hurst v. Trius Therapeutics, Inc., (the “Second Complaint”)) was filed in the Superior Court of the State of California, County of San Diego, against: (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) the Cubist Entities. The Second Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Second Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Second Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, an award of damages, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

The outcome of this litigation cannot be predicted at this time and estimates of the financial effects, if any, cannot be made. The Company intends to vigorously defend against these claims.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibiotics for serious infections. We are developing tedizolid phosphate, a novel antibiotic, for the treatment of serious Gram-positive bacterial infections, including those caused by methicillin-resistant staphylococcus aureus, or MRSA. Tedizolid phosphate is being developed for acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, and potentially for other indications. ABSSSI is the current classification for complicated skin and skin structure infections. In addition, we are discovering antibiotics for infections caused by Gram-negative bacteria using our structure-based discovery platform.

We have completed two Phase 3 clinical trials of tedizolid phosphate for the treatment of ABSSSI in which all primary and secondary endpoints were achieved. In December 2011, we reported top-line data from our first Phase 3 clinical trial, the ESTABLISH 1 (TR701-112) study, of the oral dosage form of tedizolid phosphate for the treatment of ABSSSI. In March 2013, we reported top-line results from our second Phase 3 clinical trial, the ESTABLISH 2 (TR701-113) study, which was an intravenous, or IV, to oral transition study for the treatment of ABSSSI. The U.S. Food and Drug Administration, or FDA, has designated tedizolid phosphate as a Qualified Infectious Disease Product, or QIDP, for the treatment of ABSSSI as well as for the treatment of pneumonia, which designation enables us to benefit from certain incentives for the development of new antibiotics, including priority review and eligibility for fast-track status. The QIDP designation was granted for each of the IV and oral dosage forms of tedizolid phosphate. We currently expect to submit a New Drug Application, or NDA, to the FDA, for tedizolid phosphate for the treatment of ABSSSI during the second half of 2013. Given the QIDP designation and if tedizolid phosphate is approved by the FDA, we could potentially commercially launch in the U.S. in the second half of 2014.

We also expect to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia using the same 200 mg, once daily dose of tedizolid phosphate that we tested for ABSSSI. We have met with the FDA, the European Medicines Agency, or EMA, as well as the China Food and Drug Administration, and have designed the protocol for the Phase 3 study consistent with their guidance and, subject to the acceptance of the protocol by the regulatory agencies, we plan to initiate the study in the second half of 2013.

In January 2013, we raised approximately $31.6 million in net proceeds from a public offering of our common stock in which we sold 7,169,135 shares at an offering price of $4.75 per share.

We also continue to fund the preclinical research for our Gyrase-B program, including Investigational New Drug, or IND, enabling studies. Our Gyrase-B research program had been substantially funded by our contract with the National Institute of Allergy and Infectious Disease, or NIAID. We plan to seek additional external funding for the long-term advancement of the program. If our preclinical activities for the Gyrase-B program are successful, we plan to file an IND application in 2014.

In July 2011, we signed a collaboration and license agreement with Bayer Pharma AG, or Bayer, under which we granted Bayer exclusive rights to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, which we refer to as the Bayer Licensed Territory.

As of June 30, 2013, we had an accumulated deficit of $186.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with tedizolid phosphate, license fees and general and administrative expenses. In the event the Agreement and Plan of Merger with Cubist Pharmaceuticals, Inc. and BRGO Corporation is not completed, we expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of tedizolid phosphate and work to discover and develop additional product candidates through our research and discovery program. As a result, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and government contracts. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Obligations Related to the License of Tedizolid Phosphate

In January 2007, we entered into a license agreement with Dong-A ST Co., Ltd. (as successor-in-interest to Dong-A Pharmaceutical Co., Ltd.), or Dong-A, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. We have the right to grant sublicenses to third parties.

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

Agreement and Plan of Merger

On July 30, 2013, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Cubist Pharmaceuticals, Inc., a Delaware corporation, or Cubist, and BRGO Corporation, a Delaware corporation and a wholly owned subsidiary of Cubist, or Purchaser, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence a tender offer, or Offer, no later than August 13, 2013 to acquire all of the outstanding shares of our common stock at a purchase price of (a) $13.50 per share in cash, or the Closing Amount, without interest, plus (b) one non-transferrable contingent value right for each share of our common stock, each a CVR, which represents the contractual right to receive up to $2.00 per share upon the achievement of certain milestones, such amount together with the Closing Amount is referred to as the Offer Price, subject to any required withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by our stockholders, Purchaser will merge with and into us, with us surviving as a wholly owned subsidiary of Cubist, or the Merger.

The obligation of Purchaser to purchase the shares of our common stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of our common stock that represent one more than 50% of the total number of shares of our common stock outstanding at the time of the expiration of the Offer (calculated on a fully-diluted basis), such amount is referred to as the Minimum Condition, and (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is not subject to any financing condition.

At the effective time of the Merger, or Effective Time, the shares of our common stock not purchased pursuant to the Offer (other than shares held by us, Cubist, Purchaser, any subsidiary of Cubist or by our stockholders who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive an amount in cash equal to the Closing Amount, without interest, plus a CVR, and subject to any required withholding of taxes. At the time Purchaser accepts, for the first time, for payment and pays for such number of shares of our common stock validly tendered and not properly withdrawn as satisfies the Minimum Condition, or Offer Acceptance Time, each outstanding option to purchase shares of our common stock issued pursuant to our equity incentive plans that is then outstanding and unexercised, whether or not vested, shall be cancelled and converted into the right to receive (i) a cash payment equal to (a) the excess, if any, of (x) the Closing Amount over (y) the exercise price payable per share of our common stock under such option, multiplied by (b) the total number of shares of our common stock subject to such option immediately prior to the Offer Acceptance Time (without regard to vesting) and (ii) CVRs with respect to the total number of shares of our common stock subject to such option immediately prior to the Offer Acceptance Time (without regard to vesting). Prior to the initial expiration date of the Offer, we shall use commercially reasonable efforts to (i) provide holders of each of our outstanding and unexercised warrants with written notice of the Merger, including the effect of the Merger on such warrant, and (ii) assume the warrants issued in connection with our May 2011 private placement financing transaction.

Financial Overview

Revenues

We have recognized $90.2 million of revenues from inception through June 30, 2013. We have derived substantially all of our revenues from our collaboration and license agreement with Bayer, government contracts, small business innovation research grants funded by the National Institutes of Health, and collaborations with other third parties for the research and development of certain preclinical programs. We have no products approved for sale, and we have not generated any revenues from product sales. We expect to recognize revenues from our government contracts as well as through our license and collaboration agreement with Bayer. We continue to pursue government contract funding for our nonclinical, preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, we may generate revenues from those product candidates.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Clinical and nonclinical research and development (including manufacturing)	$12,873	$13,511	$23,655	$27,156
Preclinical research and development	1,810	2,868	3,573	6,069

Total	$14,683	$16,379	$27,228	$33,225

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administration, finance, commercial strategy, legal and business development. Other significant expenses include professional fees for general legal services, legal expenses to pursue patent protection of our intellectual property, accounting fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, share-based compensation and allocated facility costs. We expect our general and administrative expense to increase as we continue to build our corporate infrastructure, particularly our commercial group, as we pursue approval of our first commercial product and in support of continued development of tedizolid phosphate and our preclinical programs. These increases likely will include additional salaries and related expenses, consultant fees, and expenses related to enhanced business systems.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

The following table summarizes our revenues for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Contract research	$261	$2,220	$(1,959)	(88)%
Collaborations	1,030	3,220	(2,190)	(68)%
License fees	—	784	(784)	(100)%

Total	$1,291	$6,224	(4,933)	(79)%

Contract research revenues decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to reduced research for our Gram-negative pathogen program under our contract with NIAID. NIAID elected to discontinue funding for research under the contract beyond March 31, 2013. In addition, our contract research revenues decreased from the comparable period in 2012 because we no longer receive funding for our marine natural products research program that was previously being funded under our contract with the Defense Threat Reduction Agency, or DTRA. DTRA elected not to extend funding under the contract beyond July 2012.

License fees and collaboration revenues for the three months ended June 30, 2013 and 2012 relate to activities performed under our collaboration and license agreement with Bayer. The decrease in license and collaboration revenues as compared to the prior year was primarily due to the fact that we earned a $2.0 million milestone payment upon achieving 25% patient enrollment in our second Phase 3 clinical trial for tedizolid phosphate in ABSSSI during the three months ended June 30, 2012. We earned no milestone payments under our collaboration and license agreement with Bayer during the three months ended June 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Research and development expenses	$14,683	$16,379	$(1,696)	(10)%

During the three months ended June 30, 2013 our research and development costs related primarily to clinical and nonclinical expenses for tedizolid phosphate, drug product manufacturing, and expenses incurred in connection with the preparation for the submission of regulatory applications for tedizolid phosphate. Clinical trial expenses decreased from the comparable period in 2012 as there were fewer studies ongoing during the three months ended June 30, 2013 since we have shifted our activities towards the preparation of our NDA. In addition, our research and development costs included expenses resulting from research under our government contracts and other preclinical activities. Expenses related to our government contracts decreased as research under our contract with NIAID concluded in the first quarter of 2013. Furthermore, there were no expenses from our marine natural products research program in 2013 as this program was discontinued in May 2012 after DTRA’s election not to exercise its option to extend funding under the contract.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
General and administrative expenses	$5,543	$3,311	$2,232	67%

The increase in general and administrative expenses was primarily due to additional market planning activities as we prepare for the expected commercial launch of tedizolid phosphate.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Interest income	$8	$7	$1	14%
Fair value adjustment of common stock warrant liability	(757)	(955)	(198)	(21)%
Other income (expense)	2	—	2	—

Total Other Income (Expense)	$(747)	$(948)	(201)	(21)%

Other income and expense for the three months ended June 30, 2013 and 2012 resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recorded upon the issuance of warrants in connection with our private placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recognized as other income or expense.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

The following table summarizes our revenues for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Contract research	$790	$5,231	$(4,441)	(85)%
Collaborations	2,228	8,091	(5,863)	(72)%
License fees	—	2,734	(2,734)	(100)%

Total	$3,018	$16,056	(13,038)	(81)%

Contract research revenues decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to reduced research for our Gram-negative pathogen program under our NIAID contract. NIAID elected to discontinue funding for research under the contract beyond March 31, 2013. In addition, our contract research revenues decreased from the comparable period in 2012 because we no longer receive funding for our marine natural products research program that was previously being funded under our contract with DTRA. In May 2012, we were notified of DTRA’s election not to extend funding under the contract.

License and collaboration revenues for the six months ended June 30, 2013 and 2012 relate to activities performed under our collaboration and license agreement with Bayer. The decrease in license and collaboration revenues as compared to the prior year was primarily due to the fact that we earned a $5.0 million milestone payment upon successfully completing our first Phase 3 clinical trial for tedizolid phosphate in ABSSSI and a $2.0 million milestone payment upon achieving 25% patient enrollment in our second Phase 3 clinical trial for tedizolid phosphate in ABSSSI during the six months ended June 30, 2012. We earned no milestone payments under our collaboration and license agreement with Bayer during the six months ended June 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Research and development expenses	$27,228	$33,225	$(5,997)	(18)%

During the six months ended June 30, 2013 our research and development costs related primarily to clinical and nonclinical expenses for tedizolid phosphate, drug product manufacturing, and expenses incurred in connection with the preparation for the submission of regulatory applications for tedizolid phosphate. Clinical trial expenses decreased from the comparable period in 2012 as there were fewer studies ongoing during the six months ended June 30, 2013. In addition, our research and development costs included expenses resulting from research under our government contracts and other preclinical activities. Expenses related to our government contracts decreased as research under our contract with NIAID wound down during the six months ended June 30, 2013. Furthermore, there were no expenses from our marine natural products research program during the six months ended June 30, 2013 as this program was discontinued in May 2012 after DTRA elected not to extend funding under the contract beyond July 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
General and administrative expenses	$10,047	$6,315	$3,732	59%

The increase in general and administrative expenses was primarily due to additional market planning activities as we prepare for the expected commercial launch of tedizolid phosphate.

Other Income (Expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Interest income	$19	$7	$12	171%
Other income (expense)	2	(3)	5	167%
Fair value adjustment of common stock warrant liability	(2,726)	1,462	(4,188)	(286)%

Total Other Income (Expense)	$(2,705)	$1,466	(4,171)	(285)%

Other income and expense for the six months ended June 30, 2013 and 2012 resulted primarily from the remeasurement of the estimated fair value of the common stock warrant liability. This liability was recorded upon the issuance of warrants in connection with our private placement in May 2011 and is remeasured at each reporting date with changes in estimated fair value recognized as other income or expense.

Liquidity and Capital Resources

On July 30, 2013, we entered into the Merger Agreement with Cubist and Purchaser, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence the Offer no later than August 13, 2013 to acquire all of the outstanding shares of our common stock for the Offer Price. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, the Merger will be effected.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years. In the event we are unable to complete the proposed merger with Cubist, we expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from financings, research funding, collaborations, contract revenues or other sources.

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities, convertible notes payable, collaboration fees under our partnership with Bayer, contract research funding under our government contracts, license and research grants. As of June 30, 2013, we had cash, cash equivalents and investments of approximately $69.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2013, our funds are held in cash, money market funds and United States Treasury securities.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(28,427)	$(23,474)
Net cash used in investing activities	(5,026)	(23,232)
Net cash provided by financing activities	32,399	48,837

Net increase (decrease) in cash and cash equivalents	$(1,054)	$2,131

During the six months ended June 30, 2013 and 2012, our operating activities used cash of $28.4 million and $23.5 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. During the six months ended June 30, 2013 and 2012, our investing activities used cash of $5.0 million and $23.2 million, respectively, primarily due to purchases of investments in excess of proceeds from sales and maturities of investments. During the six months ended June 30, 2013, financing activities provided cash of $32.4 million which was primarily derived from proceeds received from our public offering of common stock in January 2013 from which we raised a total of $31.6 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. During the six months ended June 30, 2012, financing activities provided cash of $48.8 million which was primarily derived from proceeds received from our public offering of common stock in January 2012 from which we raised a total of $48.4 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

We believe that we have sufficient cash and cash equivalents to fund our operations through the estimated time that we expect to receive a response from the FDA on our NDA for tedizolid phosphate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A, “Risk Factors.”

In the event we are unable to complete the proposed Merger, we do not anticipate that our existing working capital alone will be sufficient to fund our operations through the successful development and commercialization of tedizolid phosphate or any other products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical and nonclinical activities to support potential regulatory approval of tedizolid phosphate and any other product candidates. To raise additional capital, we may seek to sell additional equity or convertible debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at June 30, 2013:

	Payment by Period
	Total	Less Than 1 Year	1 -3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$780	$780	$—	$—	$—

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

Our cash equivalents and available-for-sale investments consisted of money market funds and debt instruments of agencies of the U.S. government at June 30, 2013. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 1, 2013, one putative class-action lawsuit (Bemis v. Trius Therapeutics, Inc., Case No. 37-2013-00060593-CU-SL-STL (the Complaint”)) was filed in Superior Court of the State of California, County of San Diego, against (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) Cubist Pharmaceuticals, Inc. and BRGO Corporation, collectively the Cubist Entities, arising out of the proposed acquisition of Trius by Cubist, or the Proposed Transaction. The Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On August 6, 2013, another putative class-action lawsuit (Hurst v. Trius Therapeutics, Inc., (the “Second Complaint”)) was filed in the Superior Court of the State of California, County of San Diego, against: (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) the Cubist Entities. The Second Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Second Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Second Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, an award of damages, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have a significant adverse effect on the Proposed Transaction, our financial condition, and our results of operations.

Item 1A.	Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. With the exception of the risks relating to the proposed Offer and Merger, the risks described below relate to our continued operation as a stand alone entity.

Risks Related to the Proposed Offer and Merger

If a sufficient number of shares are not tendered pursuant to the pending Offer, the Offer and Merger may not be completed and our business could be impaired.*

If Cubist and Purchaser acquire at least 90% of our issued and outstanding shares pursuant to the Offer, the Merger can be effected as a “short form merger” under Delaware law. A short form merger would enable Cubist and Purchaser to complete the acquisition of us without any action on the part of the other holders of our shares. If Cubist and Purchaser satisfy the Minimum Condition for completion of the Offer but do not acquire 90% of the issued and outstanding shares pursuant to the Offer (including through the exercise of a top-up option and any subsequent offering period), we will be required to hold a stockholders’ meeting in order to obtain the approval of our stockholders to consummate the Merger. Although this would not prevent the Merger from occurring because Cubist and Purchaser would control a sufficient number of our shares to approve the Merger, it would delay the completion of the Merger and could create uncertainty for us and our business could be adversely affected. If less than the required minimum number of shares are tendered, then neither the Offer nor the Merger may be completed and this could also cause significant uncertainty for us and our business could be severely and adversely affected.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.*

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options and the potential receipt of change in control payments by certain executive officers in connection with the proposed Offer and Merger.

Failure to complete the pending Offer and Merger could adversely affect our stock price and our future business and operations.*

The Offer is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the Offer and clearance under US antitrust laws. Neither we, Cubist nor Purchaser can assure you that the Offer will be consummated. In the event that the Offer and Merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the Offer and the Merger, which must be paid even if the Offer is not completed, and the payment of a termination fee under certain circumstances. If the Offer is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the Merger will be completed. In addition, if the Offer is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the Offer and Merger being completed.

We are subject to litigation initiated in connection with the tender offer and proposed merger with Cubist, which could be time consuming and divert our resources and the attention of our management.*

On August 1, 2013, one putative class-action lawsuit (Bemis v. Trius Therapeutics, Inc., Case No. 37-2013-00060593-CU-SL-STL) was filed in Superior Court of the State of California, County of San Diego, against (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) Cubist Pharmaceuticals, Inc. and BRGO Corporation, collectively the Cubist Entities, arising out of the proposed acquisition of Trius by Cubist, or the Proposed Transaction. The Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On August 6, 2013, another putative class-action lawsuit (Hurst v. Trius Therapeutics, Inc., (the “Second Complaint”)) was filed in the Superior Court of the State of California, County of San Diego, against: (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) the Cubist Entities. The Second Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Second Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Second Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, an award of damages, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have a significant adverse effect on the Proposed Transaction, our financial condition, and our results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.*

As of June 30, 2013, we had an accumulated deficit of $186.3 million. We have funded, and plan to continue to fund, our operations from the sale of our securities, through research funding and from collaboration and license payments, including payments under the Bayer collaboration. However, we have generated no revenues from product sales to date. We expect that the uncertainty of our ability to achieve milestones under the Bayer collaboration and any other collaboration agreements we may enter into in the future and the timing of those payments will lead to significant fluctuations in our earnings and profitability. However, even with these funds, we expect to continue to incur substantial additional operating losses for the next several years as we advance tedizolid phosphate and our preclinical programs. In addition, if we obtain regulatory approval for tedizolid phosphate, we may incur significant sales, marketing, licensing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical drugs, we are unable to predict the extent of any future losses. We may never successfully commercialize any products and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenues and have not to date generated any revenues from product sales.*

We are a biopharmaceutical company with no products approved for commercial sale. To date, substantially all of our revenues have been derived from federal contract and grant revenues and fees for development and regulatory services from license or collaboration agreements, and we have not generated any revenues from product sales. Our ability to generate future revenues from product sales depends heavily on our success in:

•	Successfully advancing the development of tedizolid phosphate for the treatment of ABSSSI;

•	Obtaining United States and/or foreign regulatory approvals for tedizolid phosphate;

•	Commercializing tedizolid phosphate and any other product candidates for which we obtain FDA approval, including by building a hospital-directed sales force and/or collaborating with third parties;

•	Achieving broad market acceptance of tedizolid phosphate in the medical community and with third-party payers;

•	Pursuing clinical development of tedizolid phosphate for the treatment of pneumonia and potentially for other indications;

•	Generating a pipeline of innovative product candidates using our drug discovery platform or through licensing strategies;

•	Maintaining our current federal contracts that support our current drug discovery efforts and obtaining new federal contracts to help pay for future drug discovery efforts; and

•	Maintaining our collaboration and license agreement with Bayer to support our continuing development and regulatory efforts for tedizolid phosphate for the treatment of ABSSSI and pneumonia.

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

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of tedizolid phosphate or any other product candidates.*

Our operations have consumed substantial amounts of cash since our inception. In the event that we do not complete the Merger, we expect to continue to spend substantial amounts to:

•	Complete the development of tedizolid phosphate for the treatment of ABSSSI;

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

In May 2011, we completed a private placement, raising $28.0 million in net proceeds. In July 2011, we signed a collaboration agreement with Bayer where they agreed to pay us $25.0 million in upfront fees, and agreed to support approximately 25% of our development costs of tedizolid phosphate for ABSSSI and pneumonia, pay us up to $69.1 million upon the achievement of certain milestones, and pay us royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory. In addition, Bayer agreed to pay for 100% of the development efforts in the Bayer Licensed Territory. In January 2012, we completed a public offering, raising $48.4 million in net proceeds. In August 2012, we entered into a committed equity line of credit under which we may sell up to $25.0 million of our common stock from time to time to Terrapin over a 24-month period. To date, we have received aggregate net proceeds of $8.4 million under the committed equity line of credit. In January 2013, we completed a public offering, raising $31.6 million in net proceeds. We expect that the net proceeds from the sale of our common stock, revenues under our Bayer collaboration and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our capital requirements through the estimated time that we expect to receive a response from the FDA on our NDA for tedizolid phosphate. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. We may also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate. In any event, we expect that we will require additional capital to obtain regulatory approval of and to commercialize tedizolid phosphate, and we expect the costs and duration of a Phase 3 program required for approval for the treatment of pneumonia to exceed those for the treatment of ABSSSI. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to maintain our collaboration and license agreement with Bayer and we will be prevented from pursuing discovery, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed. In addition, if the United States government stops funding our preclinical programs or we are unable to enter into new government funding contracts , we may not be able to continue our preclinical programs, and our business and prospects may be materially harmed.

To raise additional funds to support our business operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders, or incur indebtedness which could result in restrictive covenants that adversely impact the operation of our business.*

The sale of additional equity would result, and the issuance of convertible debt securities would likely result, in the issuance of additional shares of our capital stock and dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

The timing of the milestone and royalty payments we are required to make to Dong-A is uncertain and could adversely affect our cash flows and results of operations.*

In January 2007, we entered into a license agreement with Dong-A pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to the oral and injectable forms of tedizolid phosphate to develop and commercialize licensed products, including tedizolid phosphate, outside of Korea. In addition to milestone payments we have already made to Dong-A, we have an obligation to make up to an aggregate of $11.5 million in additional payments upon achievement of specified development and regulatory approval milestones. We are also required to pay Dong-A mid-single digit tiered royalties on net sales of tedizolid phosphate. The timing of our achievement of these events and corresponding milestone payments to Dong-A is subject to factors relating to the clinical and regulatory development and commercialization of tedizolid phosphate, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our planned commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment to Dong-A when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by our license agreement with Dong-A, Dong-A has the right to terminate the license agreement and all of our rights to develop and commercialize tedizolid phosphate upon 90 days written notice of our failure to make any such payment or to timely achieve the specified development and commercialization milestones.

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

Our limited operating history makes it difficult to evaluate our business and prospects.*

We were incorporated in 2004. Our operations to date have been limited to organizing and staffing our company, conducting product development activities for tedizolid phosphate and performing research and development with respect to our preclinical programs. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully achieving regulatory approval of and commercializing pharmaceutical products.

Risks Related to our Business

We are heavily dependent on the success of tedizolid phosphate, which is still under development. We cannot assure you that we will obtain regulatory approval for tedizolid phosphate. If we fail to obtain regulatory approval for tedizolid phosphate, our business will be materially harmed.*

To date, we have not marketed, distributed or sold any products. Our near-term prospects are substantially dependent on our ability to develop and commercialize tedizolid phosphate. To date, we have completed two Phase 3 studies, two Phase 2 studies and fifteen Phase 1 studies of tedizolid phosphate. In October 2009, we completed our end of Phase 2 meeting with the FDA. Based on the feedback and guidance we received from the FDA as well as the Special Protocol Assessment, or SPA, agreement we reached with the FDA on the protocol for our ESTABLISH 1 clinical trial of tedizolid phosphate for the treatment of ABSSSI, we conducted our ESTABLISH 1 Phase 3 clinical trial of tedizolid phosphate. We completed our ESTABLISH 1 Phase 3 trial in ABSSSI and, in December 2011, announced the positive results on both the early endpoints used by the FDA and the post-treatment assessment used by EMA. In addition, we obtained a SPA agreement for our ESTABLISH 2 Phase 3 clinical trial of tedizolid phosphate and, in March 2013, announced the achievement of all primary and secondary endpoints established by the FDA and EMA. We plan to use both Phase 3 trials as a basis for our NDA and Marketing Authorization Application submissions, seeking approvals to commercialize the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. Additional clinical safety and special population Phase 1 clinical trials necessary for registration have also been performed. We cannot commercialize tedizolid phosphate prior to obtaining FDA approval. However, tedizolid phosphate is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of adverse events, or AEs, failure to maintain efficacy across a broad population of patients and the FDA’s determination that a drug product is not approvable. We cannot assure you that our clinical trials for tedizolid phosphate will be completed timely or at all, or that we will be able to obtain FDA or EMA approvals for this product candidate, and we expect that the costs and duration of a Phase 3 program required for approval for the treatment of pneumonia to exceed those for the treatment of ABSSSI. If we are not able to commercialize tedizolid phosphate for ABSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Tedizolid phosphate is the only product candidate for which we have conducted clinical trials, and we cannot be certain that we will advance any other product candidates into clinical trials. As a company, we have never obtained regulatory approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of tedizolid phosphate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing tedizolid phosphate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA. If any of these outcomes occur, we may be forced to abandon our NDA for tedizolid phosphate, which would materially adversely affect our business and could potentially cause us to cease operations.

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

The FDA regulatory approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for tedizolid phosphate, our business will be substantially harmed.*

The time required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors, and we expect that our Phase 3 program of tedizolid phosphate for the treatment of pneumonia will be of longer duration than our Phase 3 program for the treatment of ABSSSI. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product candidate’s clinical development.

We may fail to obtain regulatory approval for tedizolid phosphate or any other product candidate for many reasons, including the following:

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

•	The FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	The FDA or comparable foreign regulatory authorities may not accept data generated at our clinical trial sites, including as a result of pre-approval inspections of us, our CROs or clinical sites;

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.*

We may experience delays in clinical trials of our product candidates. To date, tedizolid phosphate has completed two Phase 3 studies for the treatment of ABSSSI. We have conducted additional safety, pharmacology and special population clinical studies necessary for registration. We intend to use both of our Phase 3 studies as a basis to submit an NDA and EMA submission for the approval of the IV and oral dosage forms of tedizolid phosphate for the treatment of ABSSSI. We also expect to initiate a Phase 3 program of tedizolid phosphate for the treatment of pneumonia, and we may in the future perform clinical studies of tedizolid phosphate for other indications. We do not know whether our planned clinical trials will begin on time, need to be redesigned, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

To date, the drug-related adverse events experienced by patients while being treated with tedizolid phosphate were mostly mild or moderate side effects that included nausea, diarrhea, vomiting and headache. However future clinical trials will involve broader populations and could reveal a higher prevalence or different severity of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tedizolid phosphate for any or all targeted indications. Any of these occurrences may harm our business and prospects significantly.

The SPAs for our Phase 3 studies of tedizolid phosphate do not guarantee any particular outcome from regulatory review of our Phase 3 studies.*

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and data analysis and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific developments regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We do not know how the FDA will interpret the commitments under the agreed upon SPAs, how it will interpret the data and results or whether it will approve tedizolid phosphate for the treatment of ABSSSI or any other indication. In addition, although the FDA has provided us with feedback as to the adequacy of the proposed size of our safety population to support an NDA, it may require us to conduct additional clinical trials. As a result, we cannot guarantee any particular outcome from regulatory review of our Phase 3 studies.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining or ultimately not be able to obtain regulatory approval for or commercialize tedizolid phosphate or any other product candidates.*

We have relied and plan to continue to rely upon CROs to monitor and manage data for our on-going clinical programs for tedizolid phosphate as well as the execution of our preclinical and nonclinical studies, and control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials will require an adequately large number of test subjects to evaluate the safety and effectiveness of tedizolid phosphate. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, the FDA may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize tedizolid phosphate or any other product candidates that we develop. As a result, our financial results and the commercial prospects for tedizolid phosphate and any other product candidates that we develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or diminished.

We plan to maintain our relationships with existing CROs and enter into agreements with additional CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, nonclinical and preclinical programs and specifically, the initiation of our Phase 3 clinical trial program for tedizolid phosphate for the treatment of pneumonia and potentially for other indications. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our operating results, financial condition or future prospects.

Our dependence upon third parties for the manufacture and supply of tedizolid phosphate and any future product candidates and products may cause delays in, or prevent us from, successfully developing and commercializing products.*

We do not currently have nor do we plan to implement the infrastructure or capability internally to manufacture tedizolid phosphate for use in the conduct of our clinical trials. We employ the services of Albany Molecular Research, Inc., or AMRI, to produce tedizolid phosphate API and Patheon, Inc., or Patheon, to produce the solid oral and sterile IV tedizolid phosphate finished products. We have entered into clinical supply master services agreements with AMRI and Patheon for our short-term clinical supply needs, but we do not have any other agreements for the clinical supply of tedizolid phosphate or any future product candidates with AMRI, Patheon or any other third party.

With respect to the manufacturing for our commercial scale products, we have entered into a worldwide agreement with Patheon to supply the commercial quantities of solid oral and sterile IV tedizolid phosphate bulk and finished products that we expect to require to support the markets in which we and our licensors, including Bayer, intend to commercialize the product, subject to regulatory approval. However, tedizolid phosphate is a new chemical entity that has never been produced at commercial scale, and, as such, there are underlying risks associated with its manufacture, which could include cost overruns, new impurities, difficulties in scaling up or reproducing manufacturing processes and lack of timely availability of raw materials. Any of these risks may prevent or delay us from successfully developing and commercializing tedizolid phosphate. Reliance on third-party manufacturers entails many risks, including regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.

Our third-party manufacturers are required to comply with applicable FDA current good manufacturing practice, or cGMP, regulations. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our manufacturers’ compliance with these regulations and standards. Failure by any of our manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions, and interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect our business.

We could also experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates. If AMRI, Patheon or any alternate supplier of bulk or finished drug product, experiences any significant difficulties in its respective manufacturing processes for tedizolid phosphate API or bulk or finished drug product, we could experience significant interruptions in the supply of tedizolid phosphate. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply tedizolid phosphate at the levels required for successful commercialization. If our current suppliers are unable or unwilling to perform under their agreements, we could experience significant interruptions in the supply of tedizolid phosphate because of the significant regulatory requirements that we would need to satisfy in order to qualify a new tedizolid phosphate API or bulk or finished drug product supplier.

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

We are subject to a number of other risks associated with our collaboration and license agreement with Bayer, including:

•	Bayer has the right to terminate the Agreement within 30 days of becoming aware of any material toxicity and/or material drug safety event or issue concerning tedizolid.

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

In the event we are unable to complete the proposed Merger, we may enter into additional collaboration and license agreements for the development and commercialization of tedizolid phosphate or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

Other than our collaboration and license agreement with Bayer, we may not be able to enter into acceptable agreements to develop and commercialize tedizolid phosphate or, if needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development and commercialization of tedizolid phosphate through strategic arrangements with third parties, such as our collaboration and license agreement with Bayer. We may be unable to enter into additional arrangements outside of the Bayer Licensed Territory. In addition, there can be no guarantee that Bayer or any other parties that we may enter into strategic arrangements with will be successful or generate more revenues than we could obtain by developing and commercializing tedizolid phosphate on our own. If we are unable to enter into additional strategic arrangements for tedizolid phosphate or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such arrangements for development of tedizolid phosphate in areas outside of the Bayer Licensed Territory, we may need to develop our own marketing and sales force to market tedizolid phosphate in these territories, for which currently we do not have sufficient funds. There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize tedizolid phosphate or any other future products in these markets. If we cannot commercialize tedizolid phosphate in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

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

If approved, tedizolid phosphate will face competition from less expensive generic versions of branded antibiotics of competitors and, if we are unable to differentiate the benefits of tedizolid phosphate over these less expensive alternatives, we may never generate meaningful product revenues.*

Generic antibiotic therapies are typically sold at lower prices than branded antibiotics and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, tedizolid phosphate will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. For example, tedizolid phosphate, if approved, will initially face competition from the inexpensive generic forms of vancomycin that are currently available and, in the future, would face additional competition from a generic form of linezolid when licenses to the patents covering it are expected to commence in 2015, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of tedizolid phosphate translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic antibiotics.

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

The competition in the market for antibiotics is intense. If approved, tedizolid phosphate will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; teicoplanin, marketed as Targocid ® by Sanofi Aventis and as a generic by others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin®; linezolid, marketed by Pfizer Inc. as Zyvox®; ceftaroline, marketed by Forest Laboratories, Inc. and AstraZeneca PLC as Teflaro®; ceftobiprole, under development by Basilea Pharmaceutica AG; quinupristin/dalfopristin, marketed by King Pharmaceuticals, Inc, a subsidiary of Pfizer, as Synercid®; tigecycline, marketed by Pfizer as Tygacil®; and telavancin, marketed by Theravance, Inc. as Vibativ®. Vancomycin has been a widely used and well known antibiotic for over 50 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, linezolid, telavancin, tigecycline, quinupristin/dalfopristin and ceftaroline are all approved treatments for serious Gram-positive infections such as complicated skin and skin structure infections, or cSSSI or ABSSSI. Additionally, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia. In addition, if approved, tedizolid phosphate may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include CEM-102, under development by Cempra Pharmaceuticals, Inc., dalbavancin, under development by Durata Therapeutics, Inc., delafloxacin and radezolid, both under development by Rib-X Pharmaceuticals, Inc., NXL-103, under development by AstraZeneca PLC, oritavancin, under development by The Medicines Company, PTK 0796, under development by Paratek Pharmaceuticals, Inc., BC-3781, under development by Nabrivia, GSK1322322, under development by GlaxoSmithKline, AFN-1252, under development by Affinium Pharmaceuticals, Inc. and JNJ-Q2, under development by Furiex Pharmaceuticals, Inc., which, if approved, would compete in the antibiotic market and would target indications such as ABSSSI. In addition, tedizolid phosphate may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before tedizolid phosphate in countries outside the United States and the European Union, or EU. If we are unable to obtain regulatory approval of tedizolid phosphate for some or all of the indications for which our competitors are approved, or if we are unable to demonstrate the advantages of tedizolid phosphate over competing drugs and drug candidates, we will not be able to successfully commercialize tedizolid phosphate and our results of operations will suffer.

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

Coverage and adequate reimbursement may not be available for tedizolid phosphate or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.*

Market acceptance and sales of tedizolid phosphate or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities, hospital formularies and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for tedizolid phosphate or any other product candidates that we develop. Also, we cannot be sure that coverage decisions or reimbursement amounts will not reduce the demand for, or the price of, our products. In addition, third-party payers may implement prior authorizations which may lead to a decrease in sales of our future products. If coverage or reimbursement is not available or is available only to limited levels or extensive prior authorizations are introduced, we may not be able to successfully commercialize tedizolid phosphate or any other product candidates that we develop.

In the U.S., the EU and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as tedizolid phosphate if it were approved for commercial introduction, may also substantially reduce the likelihood or levels of reimbursement for tedizolid phosphate. We expect to experience pricing pressures in connection with the sale of tedizolid phosphate and any other products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain coverage and adequate reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

The commercial success of tedizolid phosphate and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payers.*

We have never commercialized a product candidate for any indication. Even if tedizolid phosphate or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of tedizolid phosphate and any other product candidates that we develop by physicians and payers will depend on a number of factors, many of which are beyond our control, including:

•	The clinical indications for which the product is approved;

•	Acceptance by physicians and payers of each product as a safe and effective treatment;

•	The cost of treatment in relation to alternative treatments, including numerous generic drug products, such as vancomycin;

•	The relative convenience, ease of administration and acceptance by physicians and payers of tedizolid phosphate in the treatment of the indications for which it is approved;

•	The availability and efficacy of competitive drugs;

•	The extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	The extent to which bacteria develop resistance to any antibiotic product candidates that we develop, thereby limiting its efficacy in treating or managing infections;

•	Whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•

The availability of coverage and adequate reimbursement by third parties, such as insurance companies and other healthcare payers, and/or by government healthcare programs, including Medicare and Medicaid;

•	Limitations or warnings contained in a product’s approved labeling;

•	Prevalence and severity of adverse side effects; and

•	The ability to develop convincing health economics and outcomes research.

Even if the medical community accepts that tedizolid phosphate is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of tedizolid phosphate or may be slow to adopt it as an accepted treatment. In addition, even though we believe tedizolid phosphate has significant advantages, we cannot assure you that any labeling approved by the health authority will contain claims that tedizolid phosphate is safer or more effective than linezolid, or that will permit us to promote tedizolid phosphate as being superior to linezolid or any other competing products. Moreover, in the future, as has happened with other antibiotics, bacteria could over time develop resistance to tedizolid phosphate, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. If tedizolid phosphate is approved but does not achieve an adequate level of acceptance by physicians and payers, we may not generate sufficient or any revenues from this product candidate and we may not become profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of tedizolid phosphate may require significant resources and may never be successful.

We currently have limited marketing capabilities and no sales organization and have no experience in marketing drug products. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.

We currently have limited marketing capabilities and do not have a sales organization or distribution capabilities. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Outside of Korea and the Bayer Licensed Territory, we own exclusive rights to commercialize tedizolid phosphate worldwide, and we contemplate establishing our own sales force or seeking third-party partners to sell tedizolid phosphate in those territories. We have partnered with Bayer in the Bayer Licensed Territory and will be reliant on them to develop and commercialize tedizolid phosphate in the Bayer Licensed Territory. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We, Bayer for the Bayer Licensed Territory and any potential future third-party commercialization partners will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

In addition, we may not be able to enter into collaboration and license arrangements with third parties to sell tedizolid phosphate on favorable terms or at all. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited as a significant portion of the market opportunity for tedizolid phosphate and any other product candidates we develop is likely to be in international markets. To the extent we rely on third parties to commercialize our approved products whether within or outside the United States, we will receive less revenues than if we commercialized these products ourselves. In international markets in particular, we would have little or no control over the sales efforts of any other third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize tedizolid phosphate or any other product candidates that we develop, which would negatively impact our ability to generate product revenues.

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

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice given the announcement of the Merger. While we have employment agreements with all of our employees, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of August 1, 2013, we employed 94 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize tedizolid phosphate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Even if we obtain FDA approval of tedizolid phosphate or any other product candidate we develop, we or Bayer may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we and Bayer in the Bayer Licensed Territory must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and are in many cases subject to the post hoc discretion of regulatory authorities, which requirements could delay or prevent the introduction of our products in those countries. For example, certain countries require minimum trial sizes for clinical studies and certain other countries require minimum numbers of patients enrolled in such trials in such countries, and we may not be able to meet or satisfy such requirements. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or Bayer’s failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or Bayer fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

We have entered into a collaboration and license agreement with Bayer in the Bayer Licensed Territory and may enter into other agreements with third parties who will market tedizolid phosphate elsewhere. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

New and future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities, in addition to findings in ongoing and future clinical and nonclinical studies, may increase the time and cost required for us to conduct and complete clinical trials for tedizolid phosphate or other product candidates that we develop.*

The FDA revised its existing guidance for industry entitled, “Uncomplicated and Complicated Skin and Skin Structure Infections—Developing Antimicrobial Drugs for Treatment” (Final July 1998) and issued “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment (Draft August 2010). It is not known when the FDA will issue its final guidance on ABSSSI. In addition in March 2010, the FDA released draft guidance entitled “Guidance for Industry Non-Inferiority Clinical Trials.” This guidance document is relevant to our Phase 3 clinical program because our Phase 3 clinical trials use a non-inferiority trial design. It is not known when the FDA will issue a final guidance document or whether the final guidance will differ significantly from the draft guidance. In January 2012, the EMA issued its finalized revision to the “Guideline on the Evaluation of Medicinal Products Indicated for the Treatment of Bacterial Infections.” In July 2012, the EMA issued a draft addendum to the Note for Guidance on Evaluation of New Anti-bacterial Medicinal Products that addresses indication specific guidance. The timing for the issuance of the EMA finalized addendum, as well as its contents, is not known. In November 2010, the FDA issued draft guidance entitled “Guidance for Industry Hospital-Acquired Bacterial Pneumonia and Ventilator-Associated Bacterial Pneumonia: Developing Drugs for Treatment.” It is not known when the FDA will issue final HABP guidance.

Along with the information in the draft guidance for ABSSSI, we have received input from the FDA regarding specific changes that are being contemplated. Based on this input, we know that the enrollment criteria for patients in our Phase 3 clinical trials for treatment of ABSSSI was different than those that were applicable under the July 1998 guidance regarding cSSSI. As a result, we needed to enroll patients with a different proportion of infection types than we enrolled in our completed Phase 2 clinical trial for the treatment of cSSSI. In addition, the draft guidance recommends a change in the time at which the clinical cure is tested relative to the end of antibiotic therapy. As part of the SPA procedure, we reached agreement with the FDA on the appropriate endpoints.

While we have received information from the FDA regarding certain aspects that have been incorporated into the draft guidance, we will not know the potential impact that any finalized guidance, should it be issued, may have on the design and conduct of our planned Phase 3 clinical trials and supportive studies or on the FDA’s approval of ABSSSI or any other indication for which we are seeking or may seek approval, which could potentially significantly increase the time and cost required for us to conduct and complete these trials if size and scope were to be modified. Additionally, changes in regulatory requirements due to the adoption by the FDA and/or any foreign health authorities of new legislation, regulation, or policies may require us to amend clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may impact the cost, timing and completion of the clinical trials.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices regulations. If we or a regulatory agency discovers problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. The FDA and other regulatory authorities may also revisit the risk-benefit profile of an approved product if, for example, previously unknown problems with a product, such as AEs of unanticipated severity or frequency arise. In such circumstances, the FDA or other regulatory authorities may withdraw approval, require new warnings or other labeling changes to limit use of the drug, impose new study or monitoring requirements or require that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. Our relationships with healthcare providers will be subject to federal and state requirements prohibiting or requiring the disclosure of payments or items of value given to potential prescribers of our products. For example, as part of PPACA, pharmaceutical manufacturers must report certain gifts and payments to physicians beginning in 2014. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or Bayer fail to comply with applicable regulatory requirements, a regulatory agency may:

•	Issue warning letters or untitled letters asserting that we are in violation of the law;

•	Seek an injunction or impose civil or criminal penalties or monetary fines;

•	Suspend or withdraw regulatory approval;

•	Suspend any ongoing clinical trials;

•	Refuse to approve pending applications or supplements to applications filed by us;

•	Suspend or impose restrictions on operations, including costly new manufacturing requirements or exclusions from doing business with federal or state programs;

•	Seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

•	Refuse to allow us to enter into supply contracts, including government contracts.

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

Our and Dong-A’s ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the USPTO to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

United States government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.*

United States government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the United States government to unilaterally:

•	Audit and object to our NIAID, DTRA or Lawrence Livermore National Laboratory, or LLNL, contract-related costs and fees, and require us to reimburse all such costs and fees;

•	Suspend or prevent us for a set period of time from receiving new contracts or extending our existing contracts based on violations or suspected violations of laws or regulations;

•	Cancel, terminate or suspend our contracts based on violations or suspected violations of laws or regulations;

•	Terminate our contracts if in the government’s best interest, including if funds become unavailable to the applicable governmental agency;

•	Reduce the scope and value of our contracts; and

•	Change certain terms and conditions in our contracts.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

We cannot assure you that an active trading market for our common stock will develop or persist, and, as of August 1, 2013 our executive officers, directors, 5% shareholders and their affiliates own approximately 28% of our common stock, which may further reduce trading activity in our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Risks related to our pending Offer and Merger;

•	Adverse results or delays in clinical trials;

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.*

As of August 1, 2013, our executive officers, directors, 5% stockholders and their affiliates own approximately 28% of our outstanding voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our 2010 Equity Incentive Plan, or the 2010 Plan, and our 2010 Non-Employee Directors’ Stock Option Plan, or the 2010 Directors’ Plan, our management is authorized to grant stock options to our employees, directors and consultants. Our board of directors approved an amendment to the 2010 Plan, which was subsequently approved by stockholders at our 2013 annual meeting of stockholders, to eliminate automatic annual increases to the number of shares available for future grant under the 2010 Plan. However, in connection with that amendment, the total number of shares available for future grant under the 2010 Plan was increased by 5,100,000 shares. The number of shares available for future grant under our 2010 Directors’ Plan will automatically increase each year by an amount equal to the lesser of the aggregate number of shares of common stock subject to options granted during the immediately preceding calendar year or 150,000 shares, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Our board of directors approved an amendment to the 2010 Directors’ Plan, which was subsequently approved by stockholders at our 2013 annual meeting of stockholders, to eliminate such automatic annual increases under the 2010 Directors’ Plan immediately following the increase in shares that takes effect on January 1, 2015.

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

We registered the increased number of shares available for issuance under our 2010 Plan. Currently, we plan to register the increased number of shares available for issuance under our 2010 Directors’ Plan and 2010 Purchase Plan each year. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years.

On August 1, 2013, one putative class-action lawsuit (Bemis v. Trius Therapeutics, Inc., Case No. 37-2013-00060593-CU-SL-STL (the Complaint”)) was filed in Superior Court of the State of California, County of San Diego, against (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) Cubist Pharmaceuticals, Inc. and BRGO Corporation, collectively the Cubist Entities, arising out of the proposed acquisition of Trius by Cubist, or the Proposed Transaction. The Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On August 6, 2013, another putative class-action lawsuit (Hurst v. Trius Therapeutics, Inc., (the “Second Complaint”)) was filed in the Superior Court of the State of California, County of San Diego, against: (a) the Company; (b) each member of the Company’s board of directors (including its chief executive officer); and (3) the Cubist Entities. The Second Complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed acquisition of the Company by the Cubist Entities, and that the other defendants aided and abetted these alleged breaches of fiduciary duty. Specifically, the Second Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company to the Cubist Entities at an unfair price; (ii) implementing an unfair process; and (iii) agreeing to certain provisions of the merger agreement that are alleged to favor the Cubist Entities and deter alternative bids. The Second Complaint seeks an injunction against the consummation of the merger and rescission of the Merger Agreement to the extent already implemented, an award of damages, and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have a significant adverse effect on the Proposed Transaction, our financial condition, and our results of operations.

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

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No:	Description

2.1(4)	Agreement and Plan of Merger, dated July 30 2013, by and among Trius Therapeutics, Inc., Cubist Pharmaceuticals, Inc. and BRGO Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Warrant issued by Trius Therapeutics, Inc. on November 1, 2004 to Forsythe Biotechnology Group, Inc.

4.3(2)	Amended and Restated Investor Rights Agreement dated March 19, 2008, as amended, among Trius Therapeutics, Inc. and certain of its stockholders.

4.4(3)	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

4.5(3)	Form of Registration Rights Agreement dated May 24, 2011, among Trius Therapeutics, Inc. and the Purchasers listed therein.

10.1(5)	2010 Equity Incentive Plan, as amended

10.2(5)	Amended and Restated 2010 Non-Employee Directors’ Stock Option Plan

10.3	Severance Benefit Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-162945), as amended, filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Trius Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-175050), filed with the Securities and Exchange Commission on June 21, 2011.
(3)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the Securities and Exchange Commission on May 25, 2011.
(4)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the

Securities and Exchange Commission on August 1, 2013.

(5)	Incorporated herein by reference to Trius Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-34828), filed with the

Securities and Exchange Commission on May 24, 2013.

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

Trius Therapeutics, Inc.

Date: August 7, 2013	By:	/S/ JEFFREY STEIN
Jeffrey Stein, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2013	By:	/S/ JOHN P. SCHMID
John P. Schmid Chief Financial Officer (Principal Financial Officer)